Form 10-Q
period 2014-09-30
Realco International, Inc
filed 2014-10-21
CIK 1603494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

Commission file number 333-191175

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of May 29, 2014.

ITEM 1. FINANCIAL STATEMENTS

REALCO INTERNATIONAL, INC.
BALANCE SHEET

September 30, 2014
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$32,736
Total Current assets	32,736

Total Assets	$32,736
Liabilities and Equity(Deficit)

Current liabilities
Accrued Expenses	$4,000
Related Party Officer Loans	$4,489
Total Current Liabilities	8,489

Commitments and Contingencies - Note 6
REALCO INTERNATIONAL, INC. Shareholders' Equity(Deficit)
Common Stock $0.00001 par value; 25,000,000 shares authorized at
9/30/14, 18,990,000, issued and outstanding at 9/30/2014.
Common Stock	190
Contributed capital in excess of par	22,110
Accumulated deficit	1,947
Total Equity	24,247
Total Liabilities and Equity(Deficit)	$32,736

"The accompanying notes are an integral part of these financial statements"

3

REALCO INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2014	For the period February 14, 2014 (Inception)to September 30, 2014
	(Unaudited)	(Unaudited)

Revenues	$5,000	$15,750

Operating Expenses	2,514	13,803

Net Income(Loss) from Operations	2,486	1,947

Other Income(Expenses)
Interest Expense	0	0

Net Income(Loss) from Operations
Before Income Taxes	2,486	1,947

Tax Expense	0	0

Net Income(Loss)	$2,486	$1,947

Basic and Diluted Loss Per Share	0.0002

Weighted average number
of shares outstanding	11,791,726

"The accompanying notes are an integral part of these financial statements"

REALCO INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

For the period February 14, 2014 (Inception)to September 30, 2014
(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,947

Increase(decrease) in accrued expenses	4,000
Net cash used in operating activities	5,947

Cash flows from investing activities:
Acquisition of equipment	0
Net cash provided(used) by investing activities	0

Cash flows from financing activities:
Common stock issued	22,300
Proceeds from loans	0
Proceeds from related party loans	4,489
Net cash provided(used) by financing activities	26,789

Increase in cash and equivalents	32,736

Cash and cash equivalents at beginning of period	0

Cash and cash equivalents at end of period	$32,736

"The accompanying notes are an integral part of these financial statements"

REALCO INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - CONTINUED

	Three Months Ended September 30, 2014	For the period February 14, 2014 (Inception)to September 30, 2014
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital stock split adjustment	$(140)	$(140)

"The accompanying notes are an integral part of these financial statements"

REALCO INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

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

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and

REALCO INTERNATIONAL INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

 Note 2.     Summary of Significant Accounting Policies (continued)

warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

During the period February 14, 2014(inception) through September 30, 2014, the Company did not recognize any stock-based compensation. No options have been granted to date.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since there are no dilutive securities.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Organization and Offering Cost

The Company has a policy to expense organization and offering cost as incurred. To date for period February 14, 2014(inception) through September 30, 2014 the Company has incurred $289 in organization cost and $6,500 in offering cost.

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2014.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and

REALCO INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

 Note 2.     Summary of Significant Accounting Policies (continued)

liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

 Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

Note 3.     Income Taxes

The Company is currently operating at approximately a breakeven rate on an interim basis. Deferred income tax assets and liabilities will be computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

9/30/2014

U.S statutory rate	34.00%
Less valuation allowance	(34.00%)

Effective tax rate	0.00%

The significant components of deferred tax assets and liabilities are as follows:

9/30/2014
Deferred tax assets

Net operating losses	$0

Deferred tax liability

Net deferred tax assets	0
Less valuation allowance	0

Deferred tax asset - net valuation allowance	$0

 On an interim basis, the Company has a net operating income of approximately $1,947. Any future operating losses will be netted against this income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

REALCO INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

 Note 3.     Income Taxes (Continued)

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of September 30, 2014.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period February 14, 2014(inception) through September 30, 2014, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Steven Allen Friedman has lent the company a net total of $4,489 to the company for the period from February 14, 2014 to September 30, 2014. These funds have been used for working capital to date.

Related Party Stock Issuances:

The following stock issuances were made to officers of the company as compensation for services:

On February 14, 2014 the Company issued 45,000,000 of its authorized common stock to Steven Allen Friedman in exchange for $300. In September of 2013 prior to the Company’s forward stock split he returned 27,000,000 of his founder’s shares.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of September 30, 2014 the Company had 18,000,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

REALCO INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

Note 7 – Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Realco International, Inc. for the period February 14, 2014(inception) through September 30, 2014:

30-Sep-14

Net Income (Loss)	$1,947

Weighted-average common shares outstanding basic:

Weighted-average common stock	11,791,726
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	11,791,726

Note 8. Notes Payable

Notes payable consist of the following for the periods ended;	9/30/2014

Steven Alen Friedman working capital note with no stated interest rate. Note is payable on demand .
$44,489

Total Notes Payable	44,489

Less Current Portion	(4,489)

Long Term Notes Payable	$40,000

REALCO INTERNATIONAL, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

Note 9.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a net operating income as of September 30, 2014 of $1,947. The Company had a working capital of $24,247and has only eight months of operating history. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

We are still in our development stage and have generated $15,750 in total revenues to date.

We generated revenues of $5,000 for the three month period ended September 30, 2014. Operating expenses for the same three month period were $2,514. We incurred $1,000 in professional fees and $1,514 in other operating expenses during this period.

Since inception we have generated $15,750 in revenues and $13,803 in operating expenses. Our operating expenses included $6,789 in expenses organization and offering cost. Additionally we incurred $3,500 in professional fees for the period as well.

Liquidity and Capital Resources

We had $32,736 in cash at September 30, 2014, and there were outstanding liabilities of $8,489. The Company raised $22,300 from their S-I registration offering during the period and feels these funds are sufficient to meet their needs for the next three months until we generate adequate revenue from operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

REALCO INTERNATIONAL, INC. Registrant

Date: October 8, 2014	By:	/s/
Chief Executive Officer, Chief Financial and Accounting Officer and Sole Director

EXHIBIT 31.1

CERTIFICATION

I, Steven Friedman, certify that:

1.	I have reviewed this report on Form 10-Q of Realco International Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)	Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 8, 2014	By:	/s/
Steven Friedman Chief Executive Officer & Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Realco International Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steven Friedman, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 8th day of October, 2014.

Date: October 8, 2014	By:	/s/
Steven Friedman
Chief Executive Officer & Chief Financial Officer