Form 10-K
period 2014-12-31
Realco International, Inc
filed 2015-03-25
CIK 1603494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 333-191175

REALCO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4824543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Meromei Hosodeh Street
Kiryat Safer, Modin Illit, Israel	N/A
(Address of principal executive offices)	(Zip Code)

(844) Realco-1

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $.00001 par value	Name of each exchange on which registered: Over-the-Counter

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .   ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) ☐ Yes    ☐ Yes   ☒ No

As of February 28, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the non trading par value of our common stock of $0.00001 was approximately $190. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 1, 2015 was 18,990,000.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Realco International, Inc., a Nevada corporation (the Company), incorporated February 14, 2014. The company offers real estate marketing and sales services to individuals and businesses seeking to purchase international real estate, with a particular focus on the European and Middle Eastern markets. Initially the company expects to focus its marketing and sales efforts on a range of new construction located in Israel. Additionally, the company will offer consulting services, including site selection on new construction projects. The registrant will further seek to expand the scope of services offered to its current and future clientele.

.

BUSINESS STRATEGY

The company was incorporated on February 14, 2014 in the state of Nevada.  From inception, the officers worked together to create a business plan that would meet the needs of the current real estate market.  To help establish the new business, our Chief Executive Officer Mr. Friedman   has sought to meet with numerous potential clients that he has relationships with in the real estate business.

Services

The company will offer real estate sales and related property management services for their clients, that focus on there needs to buy properties  located outside the United States. Additionally, the company will offer consulting services, including site selection, strategic planning.  The company is committed to expanding the scope of services offered, while ensuring that it can support client relationships with best-in-class service. To date, we offer real estate sales services for a commission rate ranging from 3% to 5%. W

Revenues

The company will offer its services on a commission basis.  Any other services needed will be billed at a per contract fee, or as an hourly fee as per negotiation with the particular client. All services will be billed on a net 30 day basis.

Marketing Program

The primary objective of the company’s marketing program will be to establish the company as a leader in providing of real estate sales services for clients looking for properties over seas.  This objective will be accomplished through a comprehensive public relations approach that includes, but is not limited to the following:

   -   media relations;

   -   conference and trade shows;

   -   bylined articles and white papers; and

   -   proactive media outreach.

The PR program will use every opportunity to garner media coverage, increase visibility, and heighten awareness of the company and the its services, technologies, and executives.  The company will be presented to national and regional business, technology, and vertical-industry press.  The goals of the company’s public relations program are:

   -   Clearly establish the registrant as a leading provider of real estate Sales services internationaly

   -   Differentiate the registrant and its services from perceived competitors

   -   Create a greater awareness of the registrant with potential customers and partners

   -   Identify the company as strong, trusted, and progressive through its partnerships and services

Advertising

The company plans to implement strategic advertising campaigns focused on brand name recognition.  Advertising campaigns will generally focus on print, using industry publications, although other means of advertising will also be considered and implemented.  The company also plans to create a website as a means of advertising and as an electronic brochure for generating sales leads and increasing market awareness.

The company is implementing policies and procedures to control advertising or promotions that will be utilized in its strategic alliances.  These policies and procedures are necessary to assure the proper representation of the company at all times and include the pre-approval of all advertising material and restrictions on how strategic alliances can advertise using the Realco international brand.

Pricing

Costs associated with the customer acquisition, retention, continued product development, overhead and management and continued servicing are budgeted individually for each projects.  Contingencies are allowed for as deemed necessary.  Then market pricing will be reviewed based on current competitors’ prices, along with a market survey of the satisfaction with these prices and the associated services.  Management is of the opinion that the pricing of our services, will represent a savings to the customer, and yet still provide better-than-market returns on sales.

Business Strategy

The company intends to provide real estate services to meet our clients’ needs supported by highly qualified and experienced team of professionals.  The company’s strategy is to leverage broad geographic reach, long-term client relationships, and full-range and service offerings to become a larger, more robust real estate services firm.  The company’s growth plan is focused on the achievement of four primary objectives:

   -  Expanding business from existing relationships.  A principal component of our strategy is to secure sales from existing relationships.  We believe that the amount of revenue we will receive from many of our clients will represent a relatively postive percentage of the amount they spend on real estate  services.  We believe that by continuing to deliver high quality services and by leveraging our existing relationships, we can capture a significant share of clients’ purchases for these real estate services.

   -  Growing our client base.  We will continue to focus on attracting clients.  We plan to develop new client relationships primarily by leveraging the significant contact networks of our management team through referrals.  In addition, we believe we will attract new clients by building our brand name and reputation and through our marketing efforts.  We anticipate that our growth efforts will continue to focus on identifying strategic target accounts that tend to be large companies.

   -  Expanding geographically.  We will expand geographically to meet the demand for real estate services .

   -  Providing additional professional service offerings.  We will continue to develop and consider entry into new professional service offerings centered on real estate.  Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities, and competition.

We have developed the following business strategies to achieve these objectives:

   -  Hire and retain highly qualified, experienced third party associates.  We believe our highly qualified, experienced third party associates will provide us with a distinct competitive advantage.  Therefore, one of our priorities is to attract and retain high-caliber real estate management professionals.  We believe we will attract and retain qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

   -  Build consultative relationships with clients.  We will emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach.  We believe the real estate professional services experience of our  associates will enable us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their needs.  We will regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs.  Once a project is defined, we will identify third party associates with the appropriate skills and experience to meet the client’s needs.  We believe that by establishing relationships with our clients to solve their needs, we are more likely to generate new opportunities to serve them.

   -  Provide  methods, and practices that drive tangible results.  Our technology recommendations   will provide an integrated approach to identifying, acquiring, and retaining customers in order to help organizations maximize the value of customer interactions and improve corporate performance.  The company’s computer systems will be designed to help organizations perform and coordinate their operations across multiple communication channels (i.e. Internet, telephone, fax, e-mail, and in person) while providing their customers with a single, consistently high standard of service.

   - Build Our objective is to build the Realco brand as the premier provider of real estate sales services.  Our primary means of building our brand is by consistently providing high quality, value-added services to our clients.  In addition, we will have ongoing marketing efforts that will reinforce the Realco International brand.

ITEM 1A. RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

RISKS RELATED TO OUR BUSINESS DURING SLOW ECONOMIC ACTIVITY

Our generating minimal revenues from operations makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

As of December 31, 2014, we have generated minimal revenues. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Because of the related uncertainties, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable data, we may never become profitable or incur losses, which may result in a decline in our stock price.

Our auditor has indicated in its report that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our auditor has indicated in its report that our lack of revenues raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

After we attempt to increase operations, we will face increasing competition from domestic and foreign companies.

The real estate industry in throughout the world is fragmented. Our ability to compete against other domestic and international enterprises will be, to a significant extent, dependent on our ability to distinguish our services from those of our competitors by differentiating our marketing approach and identifying attractive real estate to market and sell. Some of our competitors have been in business longer than we have and are more established. Our competitors may provide services comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. Increased competition may result in reduced margins and loss of market share, any of which could materially adversely affect our profit margins after we commence operations and generate revenues.

Our future sales and reputation may be affected by litigation or other liability claims.

We have not procured a general liability insurance policy for our business. To the extent that we suffer a loss of a type which would normally be covered by general liability, we would incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Adverse publicity could result in a loss of consumer confidence in our products.

Although we have not yet generated significant revenues, general economic conditions could reduce our revenues after we commence operations.

We have not yet generated significant revenues. General economic conditions in the world and particularly in Israel where we will market and sell real estate could have an impact on our business and financial results after we commence operations. The global economy in general remains uncertain. As a result, individuals and companies may delay or reduce expenditures. Weak economic conditions and/or softness in the consumer or business channels after we commence operations and generate revenues could result in lower demand for real estate, resulting in lower commissions, earnings and cash flows.

As we increase operations, our earnings may be sensitive to fluctuations in market prices and demand for our products.

In addition, after we commence operations, the demand for real estate could decline, whether because of supply or for any other reason, including other real estate considered to be superior by end users. A decrease in the selling price received for real estate, or a decline in demand for real estate after we commence operations could have a material adverse effect on our business, results of operations and financial condition.

Because we do not own nor develop any of the real estate that we will sell, after we commence operations, we will be entirely dependent on our existing owners and developers of real estate, and our sales, cash flows from operations and results of operations may be negatively affected if owners and developers of real estate would cease offering their real estate for sale.

We currently have a limited network of owners of real estate that we intend to sell to our customers.  Further, we currently have no customers.  We anticipate that initially we will develop relationships only with a small number of owners and developers of real estate. We do not anticipate that we will establish long-term agreements with such parties, which will us particularly vulnerable to factors beyond our control. Events such as a decrease in demand for real estate or increase in construction costs could adversely impact our business, thereby lowering revenues and decreasing profit margins. Such disruptions could also damage our distributor relationships and potential future customer loyalty to us if we are unable to market and offer for sale desirable real estate to them.

We face intense competition within our industry, and our inability to compete effectively for any reason could adversely affect our business.

The real estate market is highly competitive, and as such our services will face strong competition. We will compete primarily on the basis of service offering availability, customer service and price. Many of our competitors are, or are affiliated with, large diversified companies that have substantially greater marketing or financial resources than we have. These resources give our competitors greater operating flexibility that, in certain cases, may permit them to respond better or more quickly to changes in the industry or to introduce new services more quickly and with greater marketing support. Increased competition could result in lower profit margins, substantial pricing pressure, reduced market share and lower operating cash flows. Price competition, together with other forms of competition, could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

We are dependent on our real estate marketing and sales business line which does not permit us to spread our business risk among different business segments and, thus, a disruption in the real estate market would harm us more immediately and directly than if we were adequately diversified.

We will operate mainly in the real estate sales industry and we do not expect this to change materially in the near future. Without business line diversity, we will not be able to spread the risk of our operations. Therefore, our business opportunities, revenue and income could be more immediately and directly affected by disruptions from such things as the demand for real estate and construction costs. If there is a disruption as described above, our revenue and income will be reduced, and our business operations may have to be scaled back.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our founder and Chief Executive Officer Steven Allen Friedman. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Our management has limited experience in managing the day to day operations of a public company and, as a result, we may incur additional expenses associated with the management of our company.

Our founder and Chief Executive Officer Steven Allen Friedman is responsible for the operations and reporting of our company. The requirements of operating as a small public company are new to our management. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the costs associated with SEC requirements associated with going and staying public are estimated to be approximately $60,000 in connection with this registration statement and thereafter $75,000 annually. If we lack cash resources to cover these costs in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cash flow and financial condition after we commence operations.

Our Chief Executive Officer Steven Allen Friedman who is primarily responsible for managing our business is involved in potentially competing business ventures and will devote less than full time to our business which may impede our ability to implement our business plan.

Our founder and Chief Executive Officer Steven Allen Friedman is involved in potentially competing business ventures and will devote less than full time to our business. We have no other officers or employees at this time. As a result, our management may not currently be able to devote the time necessary to our business to assure successful implementation of our business plan. Further, although he intends to terminate their involvement in potentially competing business ventures currently creating a conflict of interest if and when our securities become qualified for quotation on the OTC Bulletin Board, there is no guarantee that this will happen or that they will terminate these activities even if it does happen. We believe based upon assurances received from him that if it does not or they do not, that he will conduct business consistent with his fiduciary duties to us minimizing to the maximum extent possible conflicting activities .

Risks Related to our Potential Future Operations in Israel

We expect that a significant amount of our business for the foreseeable future will focus on real estate located in Israel. The following risks could affect our business after we commence planned harmed and thus harm potential future revenues.

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The value of our securities will be affected by the foreign exchange rate between multiple currencies

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and the Israeli Shekel and other currencies in which our sales may be denominated. To the extent we need to convert U.S. Dollars into Shekels for our operational needs and should Shekels appreciate against the U.S. Dollar that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our Shekels into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against Shekels, the U.S. dollar equivalent of our earnings would be reduced.

Implications of Being an Emerging Growth Company.

As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an "emerging growth company" as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies.  These provisions include:

•	a requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis included in an initial public offering registration statement;

•	an exemption to provide less than five years of selected financial data in an initial public registration statement;

•	an exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal controls over financial reporting;

•	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

•	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and

•	reduced disclosure about the emerging growth company's executive compensation arrangements.

An emerging growth company is also exempt from Section 404(b) of Sarbanes Oxley which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefits of this extended transition period.  Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an emerging growth company upon the earliest of:

- the first fiscal year following the fifth anniversary of this offering,

- the first fiscal year after our annual gross revenues are $1 billion or more,

- the date on which we have, during the previous three-year period, issued more than $1 billion -- in non-convertible debt securities, or as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of effectiveness of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying (see “Where You Can Find More Information” elsewhere in this prospectus).  Except during the year that our registration statement becomes effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A (which we have no current plans to file).  If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.  After this registration statement on Form S-1 becomes effective, we will be required to deliver periodic reports to security holders.  However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act.  Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act.  However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not "accredited investors" (or 2,000 persons in the case of banks and bank holding companies).  The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold.  This means that access to information regarding our business and operations will be limited.

Risks Related to the Market for our Stock

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future.

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the Shares available for trading on the OTCBB, investors should consider any secondary market for the Company's securities to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.  We may not be able to secure a listing containing all of this information.  Furthermore, the manual exemption is a non issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Accordingly, our shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  We anticipate that our common stock will become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Sales of our common stock under Rule 144 could reduce the price of our stock.

There are zero (0) shares of our common stock held by non-affiliates and 4,000,000 shares held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities.

2,000,000 newly issued shares are being registered in this offering, however all of the remaining shares will still be subject to the resale restrictions of Rule 144.  In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price.  The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, none of which are independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  Indeed, we do not have any audit or compensation committee.  These functions are performed by the board of directors as a whole.  No members of the board of directors are independent directors.  Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Our Chief Executive Officer and Director owns a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions .

Our Chief Executive Officer and Director Steven Allen Friedman owns all of our outstanding voting securities. As a result, currently, and after the offering, he will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

There may not be funds available for net income because our Chief Executive Officer and Director maintains significant control and can determine his own salary and perquisites.

Our Chief Executive Officer and Director Steven Allen Friedman owns all of our outstanding voting securities. As a result, there may not be funds available for net income because he maintains significant control and can determine his own salary and perquisites.

Because our Chief Executive Officer and Director holds all of our shares of common stock, it may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to report on the operating effectiveness of the Company's Internal Controls over financial reporting for the year ending December 31 following the year in which this registration statement is declared effective. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, because our Chief Executive Officer and Director Steven Allen Friedman owns all of our outstanding voting securities, and will continue to own the majority of our voting securities after the offering, it may not be possible to have adequate internal controls.  We cannot predict what affect this will have on our stock price.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, as amended, authorize the issuance of 25,000,000 shares of common stock.  As of the date of this prospectus the Company had 5,000,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 21,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We may offer to sell our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may electot relay upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of the Company.

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquiror to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of Realco from doing so if it cannot obtain the approval of our board of directors.

There is no current established trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained.  While we intend to seek a quotation on the OTC Bulletin Board, there can be no assurance that any such trading market will develop, and purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate  offices are located at 17 Meromei Hasodeh ,Kiryat Sefer,Modiin Illit,Israel  Our telephone number is 1(844) Realco-1. These offices are provided free of charge by Steven Allen Friedman, an officer and director.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fiscal years covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL

BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is quoted on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices during each quarter for the period ended December 31, 2014. The over-the- counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

Year Ended December 31, 2014
	High	Low

Quarter 2	N/A	N/A
Quarter 3	N/A	N/A
Quarter 4	N/A	N/A

RECORD HOLDERS

There is only one class of common stock. As of December 31, 2014, there were approximately 23 shareholders of record for the Company's common stock and a total of 18,990,000 shares of common stock issued and outstanding as of March 1, 2015.

The holders of common stock are entitled to one vote per share of common stock on all matters to be vote on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock.

DIVIDENDS

The Company has never paid cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Company's board of directors and will depend, among other factors, on earnings and debt service requirements as well as the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is information regarding the issuance and sales of securities without registration since inception. No such sales involved the use of an underwriter; no advertising or public solicitation was involved; the securities bear a restrictive legend; and no commissions were paid in connection with the sale of any securities.

On February 14, 2014, the Company offered and sold 5,000,000 share of common stock to our Chief Executive Officer and Director Steven Friedman for a purchase price of $0.00006 per share, for aggregate offering proceeds of $300. On September 28, 2014, 3,000.000 of these shares were returned to the Company.

These securities were issued in reliance upon an exemption provided by Regulation S promulgated under the Securities Act of 1933. The certificate for these securities was issued to a non-US resident and bears a restrictive legend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 7 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the

Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Plan of Operation

The Company intends to operate its business primarily through its parent company, as described above, as well as entities that may be formed or acquired in the future.

Results of Operations 2014

Since inception on February 14, 2014 we generated revenues of $23,750 for the period ended December 31, 2014. Operating expenses for the same three month period were $59,003. We incurred $1,000 in professional fees and $1,514 in other operating expenses during this period. Our biggest operating expenses included $42,750 in consulting and $12,000 in professional fees.

Liquidity and Capital Resources

We had $11,536 in cash at December 31, 2014, and there were outstanding liabilities of $24,489. The Company raised $22,300 from their S-I registration offering during the period and feels these funds are sufficient to meet their needs for the next three months until we generate adequate revenue from operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements in Part 1 of this Annual Report on Form 10-K for information related to new accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 8. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Realco International, Inc., a Nevada corporation. Audited, condensed financial statements including a balance sheet for the Company as of the period ended December 31, 2014 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheet.

John Scrudato CPA

7 Valley View Drive

Califon, New Jersey 07830

908-534-0008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Realco International, Inc.

We have audited the accompanying balance sheet of Realco International, Inc. (“the Company”) as of December 31, 2014, and the related statements of operations, stockholders’ equity, and cash flows for the period February 14, 2014(inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Realco International Inc. as of December 31, 2014 , and the results of its operations and its cash flows for the period February 14, 2014(inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company has incurred losses since inception of $ $ 35,253 and a limited operating history. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

March 13, 2015

REALCO INTERNATIONAL, INC.
BALANCE SHEET

December 31, 2014
(Audited)
Assets
Current assets
Cash and cash equivalents	$11,536
Total Current assets	11,536

Total Assets	$11,536
Liabilities and Equity(Deficit)

Current liabilities
Related Party Officer Loans	$24,489
Total Current Liabilities	24,489

Commitments and Contingencies - Note 6
REALCO INTERNATIONAL, INC. Shareholders' Equity(Deficit)
Common Stock, $0.00001 par value; 25,000,000 shares authorized at
12/31/14, 18,990,000 issued and outstanding at 12/31/2014.
Common Stock	190
Contributed capital in excess of par	22,110
Accumulated deficit	(35,253)
Total Equity	(12,953)
Total Liabilities and Equity(Deficit)	$11,536

"The accompanying notes are an integral part of these financial statements"

REALCO INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

For the period February 14, 2014 (Inception) to December 31, 2014
(Audited)

Revenues	$23,750

Operating Expenses	59,003

Net Income(Loss) from Operations	(35,253)

Other Income(Expenses)
Interest Expense	0

Net Income(Loss) from Operations
Before Income Taxes	(35,253)

Tax Expense	0

Net Income(Loss)	$(35,253)

Basic and Diluted Loss Per Share	$(0.005)

Weighted average number
of shares outstanding	$7,713,962

"The accompanying notes are an integral part of these financial statements"

REALCO INTERNATIONAL, INC.
STATEMENT OF CASH FLOWS

For the period February 14, 2014 (Inception)to December 31, 2014
(Audited)
Cash flows from operating activities:
Net income (loss)	$(35,253)
Net cash used in operating activities	(35,253)

Cash flows from investing activities:
Acquisition of equipment	0
Net cash provided(used) by investing activities	0

Cash flows from financing activities:
Common stock issued	22,300
Proceeds from loans	0
Proceeds from related party loans	24,489
Net cash provided(used) by financing activities	46,789

Increase in cash and equivalents	11,536

Cash and cash equivalents at beginning of period	0

Cash and cash equivalents at end of period	$11,536

"The accompanying notes are an integral part of these financial statements"

REALCO INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - CONTINUED

For the period February 14, 2014 (Inception) to December 31, 2014
(Audited)

SUPPLEMENTAL DISCLOSURE OFCASH FLOW INFORMATION

$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital stock split adjustment	$(169)

"The accompanying notes are an integral part of these financial statements"

REALCO INTERNATIONAL, INC.
STATEMENT OF STOCKHOLDER'S EQUITY
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD ENDED FEBRUARY 14, 2014(INCEPTION), THROUGH DECEMBER 31, 2014
(Audited)

	Common Stock	Common Stock			Accumulated
	Shares	Amount	ACIP		Deficit	Total

Initial Balances February 14, 2014(inception)	0	$0	$0	$	$0	$0
Capital stock issuance	18,990,000	50	22,250		0	22,300
Stock split adjustment	0	140	(140)		0	0
Net Income 2/14/2014 to 12/31/2014	0	0	0.00		(35,253)	(35,253)

Balances December 31, 2014	18,990,000	$190	$22,110	$	$(35,253)	$(12,953)

"The accompanying notes are an integral part of these financial statements"

Note 1.     Organization, History and Business

Realco International, Inc. (“the Company”) was incorporated in Nevada on February 14, 2014. Our fiscal year end is December 31.

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

During the period February 14, 2014(inception) through December 31, 2014, the Company did not recognize any stock-based compensation. No options have been granted to date.

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

Organization and Offering Cost

The Company has a policy to expense organization and offering cost as incurred. To date for period February 14, 2014(inception) through December 31, 2014 the Company has incurred $289 in organization cost and $6,500 in offering cost.

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

 Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

12/31/2014

U.S statutory rate	34.00%
Less valuation allowance	(34.00%)

Effective tax rate	0.00%

The significant components of deferred tax assets and liabilities are as follows:

12/31/2014
Deferred tax assets

Net operating losses	$(35,253)

Deferred tax liability

Net deferred tax assets	(11,986)
Less valuation allowance	11,986

Deferred tax asset - net valuation allowance	$0

Note 3.    Income Taxes (continued)

On an interim basis, the Company has a net operating loss of $35,253. Any future operating losses will be netted against this income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.  The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2014.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the period February 14, 2014(inception) through December 31, 2014, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Steven Allen Friedman has lent the company a net total of $24,489 to the company for the period from February 14, 2014(inception) to December 31, 2014. These funds have been used for working capital to date.

Related Party Stock Issuances:

The following stock issuances were made to officers of the company as compensation for services:

On February 14, 2014 the Company issued 5,000,000 of its authorized common stock to Steven Allen Friedman in exchange for $300. In September of 2013 prior to the Company’s forward stock split he returned 3,000,000 of his founder’s shares. He received an additional 16,000,000 as part of the stock split leaving him with 18,000,000 as of December 31, 2014.

Note 5.   Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held.

As of December 31, 2014 the Company had 18,990,000 shares issued and outstanding.

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Realco International, Inc. for the period February 14, 2014(inception) through December 31, 2014:

31-Dec-14

Net Income (Loss)	$(35,253)

Weighted-average common shares outstanding basic:

Weighted-average common stock	7,713,962
Equivalents
Stock options	0
Warrants	0
Convertible Notes	0
Weighted-average common shares
outstanding- Diluted	7,713,962

Note 8. Notes Payable

Notes payable consist of the following for the periods ended;	12/30/2014

Steven Alen Friedman working capital note with no stated interest rate. Note is payable on demand .
$24,489

Total Notes Payable	24,489

Less Current Portion	(24,489)

Long Term Notes Payable	$0

Note 9.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has a net operating loss and a negative working capital with very limited operating history. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 10.    Subsequent Events

None.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2014 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Because of the Company's small number of people and its inherent limitations, internal control over financial reporting still may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting  A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to the items stated above, resulting from the Company’s limited resources and personnel.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following sets forth the names and ages of all of our directors and executive officers as of the date of this annual report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

The following persons constitute all of the Company’s Executive Officers and

Directors:

NAME AGE POSITION

Steven Allen Friedman, 28 President, Chief Executive Officer, Chief Financial Officer and Director

Esther Gerson, 27 Secretary

Steven Allen Friedman, President, Chief Executive Officer, Chief Financial Officer and Director

Mr Friedman began his real estate career in 2008 by acting as a consultant through his own entity, Friedman Realty Corp. In such capacity, Mr. Friedman advised and consulted real estate developers in Israel on a wide range of operational matters, including project management and client development. Specifically, Mr. Friedman was engaged by Sapphire Capital Ventures, 557 Central Avenue, Suite 4a, Cedarhurst, New York. provided construction management and oversight services on such small scale residential projects as Givat Zeev Hachadashah and Agan Ayalot, both in Israel. In doing so, Mr. Friedman acquired substantial experience in the planning, developing and marketing of residential real estate, particularly in Israel. Mr. Friedman continued in such capacity until 2011.

Beginning in 2011, Mr. Friedman began working for New Vision Real Estate in Isreal. In this position, Mr. Friedman was charged with managing the development of 146 homes and 245 apartments in the city of Givat Zeev in Isreal. In this role, Mr. Friedman was also responsible for marketing and selling the properties as they were completed. Mr Friedman was also responsible for property management duties with regards to the completed properties. In doing, Mr. Friedman further developed his acumen for the Israel real estate markets.

Mr.Friedman earned a bachelor of degree in Jewish philosophy in Israel  from Heichal Hatorah Bitziyon in 2008.

Esther Gerson, Secretary

Mrs. Gerson  works as Special education teacher at Strivright, in Brooklyn N.Y. from 2011 to present.  she has also worked with Yeshiva Darchei Torah as a pre-school teacher. Mrs. Gerson currently devotes only nominal amounts of time to the Issuer and its not a regular employee.

Mrs. Gerson graduated from Turo College in Brooklyn N.Y. in January,2010

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of the Company’s directors and executive officers, and any beneficial owner of more than 10 percent of the Company's common stock, to file reports with the SEC. These include initial reports and reports of changes in the individual’s beneficial ownership of the Company’s common stock. Such persons are also required by SEC regulations to furnish the Company with copies of such reports.

Audit Committee and Audit Committee Financial Expert

The Company does not have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.  The board of directors has determined that the Company does not have an audit committee financial expert serving on the board.  The Company does not have an audit committee financial expert because it has been unable to attract and compensate an individual with the necessary skills to serve in such role.  The Company intends to identify and appoint a financial expert when possible.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position/Year	Annual Compensation	Long Term Compensation
Steven Allen Friedman CEO/CFO 2013	$ 0	$ 0

Narrative Disclosure to Summary Compensation Table

Since inception, we have not paid any compensation to our officers.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2014, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Class	Beneficial owner			Amount of	Ownership
Type	Name	Title	Address	Ownership	Percentage

Common Stock	Steven Allen Friedman	Director / Officer	17 Meromei Hosodeh Street, Kiryat Safer, Modin Illit, Israel	18,000,000	94.79%

			Total as Group	18,000,000	94.79%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The registrant's board of directors consists of Steven Allen Friedman.  He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Mr. Friedman owns 18,000,000 common shares for which he paid $300.

Advances from related party

Steven Friedman, our Chief Executive Officer and Director has extended a loan to the Company in the amount of $24,489. The loan has no maturity date and does not bear interest. Mr. Friedman will be repaid by revenues from operations if and when we generate enough revenues to pay the obligation. There exists no formal document or promissory note indicating the loan made by Mr. Friedman.

Mr. Friedman, our Chief Executive Officer and Director has also given us a verbal commitment that he will loan us up to $25,000 as needed to pay any additional expenses. . There can be no guarantee, however, that Mr. Friedman will ever be extend a loan to the company. There will be no due date for the repayment of the funds advanced by Mr. Friedman. Mr. Friedman will be repaid by revenues from operations if and when we generate enough revenues to pay the obligation. The loan will carry a per annum interest rate of five (5%) percent. There are no written agreements with Mr. Friedman.  an officer and director of the registrant.  Management is of the opinion that the terms of the verbal agreement are as favorable as those that could be obtained from unrelated parties.

Related party lease

The registrant leases office space pursuant to an unwritten lease with our Chief Executive Officer and Director Steven Allen Friedman.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual consolidated financial statements and reviews of our interim consolidated financial statements included in our Form 10-Q and Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

Audit Fees 2014 $3,500

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee.  The appointment of John Scrudato CPA was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience.  When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

ITEM 15. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the period covered by this

Form 10-KSB:

None

EXHIBIT

NO. DESCRIPTION

ARTICLES OF INCORPORATION AND BY-LAWS

3(i) * Articles of Incorporation as amended

3(vi) * Bylaws

CERTIFICATIONS

31.1 Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1 Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Incorporated herein by reference from filings previously made by the

Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 25 day of March, 2015.

Realco International, Inc

/s/ Steven Allen Friedman

----------------------------

CEO/CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Allen Friedman	CEO/CFO	March 13, 2015
-------------------------
Steven Allen Friedman

EXHIBIT 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Steven Allen Friedman, certify that:

1. I have reviewed this annual report on Form 10-K of Realco International, Inc for the period February 14, 2014(inception) through December 31, 2014;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures

(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By: /s/ Steven Allen Friedman

Steven Allen Friedman

CEO/CFO

Date: March 13, 2015

Exhibit 32.1

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Executive Officer of Realco International, Inc. (the "Company") does hereby certify, to the best of such officer's knowledge, that:

1. The Annual Report on Form 10-K of the Company for the year ended December 31, 2014 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 13, 2015

/s/ Steven Allen Friedman

Steven Allen Friedman

CEO/CFO