Form 10-Q
period 2015-03-31
Realco International, Inc
filed 2015-05-14
CIK 1603494

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2015

Commission File Number: 333-191175

REALCO INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-4824543
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

154 Thames Street

Newport, Rhode Island 02840

(Address of principal executive offices)

877-435-5998

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 13, 2015, was 18,990,000 shares.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	12
	Signatures	13

i

REALCO INTERNATIONAL, INC.

BALANCE SHEET

	March 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$167	$11,536
Total Current assets	167	11,536

Total Assets	$167	$11,536

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities
Related Party Officer Loans	$36,169	$24,489
Total Current Liabilities	36,169	24,489

Commitments and Contingencies - Note 6

Shareholders' Equity (Deficit)
Common Stock, $0.00001 par value; 25,000,000 shares authorized 18,990,000 issued and outstanding at 3/31/2015 and 12/31/14	190	190
Contributed capital in excess of par	22,110	22,110
Accumulated deficit	(58,302)	(35,253)
Total Shareholders’ Equity (Deficit)	(36,002)	(12,953)

Total Liabilities and Shareholders’ Equity (Deficit)	$167	$11,536

The accompanying notes are an integral part of these financial statements"

REALCO INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2015	For the period February 14, 2014 to March 31, 2014
	(Unaudited)	(Unaudited)

Revenues	$0	$5,000

Operating Expenses	23,049	7,289

Net Income (Loss) from Operations	(23,049)	(2,289)

Other Income (Expenses)
Interest Expense	0	0

Net Income (Loss) from Operations
Before Income Taxes	(23,049)	(2,289)

Tax Expense	0	0

Net Income (Loss)	$(23,049)	$(2,289)

Basic and Diluted Loss Per Share	(0.0012)	(0.0005)

Weighted average number of shares outstanding	18,990,000	5,000,000

"The accompanying notes are an integral part of these financial statements"

REALCO INTERNATIONAL, INC.

STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2015	For the period February 14, 2014 to March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(23,049)	$(2,289)

Increase (decrease) in accrued expenses	0	3,500
Net cash used in operating activities	(23,049)	1,211

Cash flows from investing activities:
None	0	0
Net cash provided (used) by investing activities	0	0

Cash flows from financing activities:

Common stock issued	0	300
Proceeds from related party loans	11,680	4,489
Net cash provided (used) by financing activities	11,680	4,789

Increase in cash and equivalents	(11,369)	6,000

Cash and cash equivalents at beginning of period	11,536	0

Cash and cash equivalents at end of period	$167	$6,000

"The accompanying notes are an integral part of these financial statements"

3

REALCO INTERNATIONAL, INC.

STATEMENT OF CASH FLOWS - CONTINUED

	For the three months ended March 31, 2015	For the period February 14, 2014 to March 31, 2014
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

"The accompanying notes are an integral part of these financial statements"

REALCO INTERNATIONAL, INC.

Notes to Financial Statements

As of March 31, 2015

Note 1.     Organization, History and Business

Realco International, Inc. (the “Company”) was incorporated in Nevada on February 14, 2014. Our fiscal year end is December 31.

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

REALCO INTERNATIONAL, INC.

Notes to Financial Statements

As of March 31, 2015

Note 2.     Summary of Significant Accounting Policies (continued)

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

Emerging Growth Company

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, may elect to comply with certain reduced public company reporting requirements for future filings.

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

REALCO INTERNATIONAL, INC.

Notes to Financial Statements

As of March 31, 2015

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	3/31/2015	12/31/2014

U.S. statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%

Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	3/31/2015	12/31/2014
Deferred tax assets

Net operating losses	$(58,302)	$(35,253)

Deferred tax liability

Net deferred tax assets	(19,823)	(11,986)
Less valuation allowance	19,823	11,986

Deferred tax asset - net valuation allowance	$0	$0

On an interim basis, the Company has a net operating loss of $58,302. Any future operating losses will be netted against this income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.  The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of March 31, 2015. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended March 31, 2015, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.   Related Party Transactions

Steven Allen Friedman the Company’s former officer and director has lent the Company a net total of $36,169. For the three months ended March 31, 2015 he lent the Company $11,680. These funds have been used for working capital to date.

Note 5.   Stockholders’ Equity Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held. As of March 31, 2015, the Company had 18,990,000 shares issued and outstanding.

REALCO INTERNATIONAL, INC.

Notes to Financial Statements

As of March 31, 2015

Note 6. Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7 – Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Realco International, Inc. for the three months ended March 31, 2015:

	3/31/2015	3/31/2014

Net Income (Loss)	$(23,049)	$(2,289)

Weighted-average common shares outstanding basic:

Weighted-average common stock	18,990,000	5,000,000
Equivalents
Stock options	0	0
Warrants	0	0
Convertible Notes	0	0
Weighted-average common shares outstanding- Diluted	18,990,000	5,000,000

Note 8. Notes Payable

Notes payable consist of the following for the periods ended:
	3/31/2015	12/31/214
Steven Alen Friedman working capital note with no stated interest rate. Note is payable on demand	$36,169	$24,489

Total Notes Payable	36,169	24,489

Less Current Portion	(36,169)	(24,489)

Long Term Notes Payable	$0	$0

PART I.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

Realco International, Inc., a Nevada corporation (“we”, “us”, “our”, or the “Company”) was incorporated on February 14, 2014. We offer real estate marketing and sales services to individuals and businesses seeking to purchase international real estate, with a particular focus on the European and Middle Eastern markets. Initially we expect to focus our marketing and sales efforts on a range of new construction located in Israel. We also intend to offer related property management services for our clients, as well as consulting services, including site selection on new construction projects.  To date, we offer real estate sales services for a commission rate ranging from 3% to 5%.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We also qualify as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a smaller reporting company and so long as we remain a smaller reporting company, we benefit from similar exemptions and exclusions as an emerging growth company. In the event that we cease to be an emerging growth company as a result of a lapse of the five year period, but continue to be a smaller reporting company, we would continue to be subject to similar exemptions available to emerging growth company until such time as we were no longer a smaller reporting company.

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

Our principal place of business is located at 154 Thames Street, Newport, Rhode Island 02840.  Our phone number is 877-435-5998.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2015 and 2014

We were incorporated on February 14, 2014 and did not commence operations until March 2014. We are still in our development stage and did not generate any revenues during the three months ended March 31, 2015, but did generate revenues of $5,000 during the period from our inception on February 14, 2014 through March 31, 2014.. Operating expenses for the three month period ended March 31, 2015 were $23,049 during the three months ended March 31, 2015, compared to $7,289 from our inception through March 31, 2014, an increase of $15,760. This increase is primarily as a result of our conducting business for the full three months during 2015. compared to approximately half of that time in the comparable period in 2014. In addition, during the three months ended March 31, 2014, we incurred professional fees of $7,000 compared to none in the three months ended March 31, 2015. However, during the three months ended March 31, 2015 we incurred listing fees of $12,500 and DTC fees of $10,000, which we did not incur in 2014.

As a result, we incurred a net loss of $23,049 during the three months ended March 31, 2015 (less than $0.01 per share), compared to a net loss of $2,289 during the three months ended March 31, 2014 (less than $0.01 per share).

Liquidity and Capital Resources

We had $167 in cash at March 31, 2015, and there were outstanding liabilities of $36,169.

We raised an aggregate of $22,300 from our S-1 registered offering during 2014 and we believe these funds will be sufficient to meet our needs until we identify and consummate an acquisition or merger with a third party, of which there can be no assurance.

Because we are currently subject to the reporting requirements of the Exchange Act of 1934, we expect that we will incur ongoing expenses associated with professional fees for accounting, legal and other expenses for annual reports and proxy statements. We estimate that these costs could range up to $30,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

To date, our operations have been limited and we have only generated nominal revenues. We believe that our principal difficulty has been the lack of available capital to operate and expand our business.  We believe we need additional funding for working capital and general and administrative expense.   As of the date of this Report we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.  As of the date of this report we have borrowed funds from our prior management and anticipate that we will need to borrow additional funds either from our current management, our shareholders or a third party until such time as we begin generating revenues. There are no assurances we will begin generating revenues in the immediate future, or thereafter.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2015.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No securities were issued during the three months ended March 31, 2015.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this report.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/ Chief Financial Officer

32	Chief Executive Officer/Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2015.

REALCO INTERNATIONAL, INC.

By: /s/ Jay Lasky
Jay Lasky, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer

