Form 10-Q
period 2015-06-30
Realco International, Inc
filed 2015-08-14
CIK 1603494

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2015

Commission File Number: 333-191175

REALCO INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-4824543
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

154 Thames Street

Newport, Rhode Island 02840

(Address of principal executive offices)

877-435-5998

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 13, 2015, was 18,990,000 shares.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REALCO INTERNATIONAL, INC.

BALANCE SHEET

	June 30, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,866	$11,536
Prepaid Expenses	6,750	0
Total Current assets	23,616	11,536

Total Assets	$23,616	$11,536
Liabilities and Equity (Deficit)
Current liabilities

Accrued Expenses	50	0
Escrow	45,691	0
Related Party Officer Loans	$36,289	$24,489
Total Current Liabilities	82,030	24,489

Commitments and Contingencies - Note 6

REALCO INTERNATIONAL, INC. Shareholders' Equity (Deficit)

Common Stock, $0.00001 par value; 25,000,000 shares authorized 18,990,000 issued and outstanding at 6/30/2015 & 12/31/14	190	190
Contributed capital in excess of par	22,110	22,110
Accumulated deficit	(80,714)	(35,253)
Total Equity	(58,414)	(12,953)

Total Liabilities and Equity (Deficit)	$23,616	$11,536

The accompanying notes are an integral part of these financial statements.

REALCO INTERNATIONAL, INC.

STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the period February 14, 2014 (inception) to June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$0	$5,750	$0	$10,750

Operating Expenses	22,412	4,000	45,461	11,289

Net Income (Loss) from Operations	(22,412)	1,750	(45,461)	(539)

Other Income (Expenses)
Interest Expense	0	0	0	0

Net Income (Loss) from Operations Before Income Taxes	(22,412)	1,750	(45,461)	(539)

Tax Expense	0	0	0	0

Net Income (Loss)	$(22,412)	$1,750	$(45,461)	$(539)

Basic and Diluted Loss Per Share	(0.0012)	0.0004	(0.0024)	(0.0001)

Weighted average number of shares outstanding	18,990,000	5,000,000	18,990,000	5,000,000

The accompanying notes are an integral part of these financial statements.

REALCO INTERNATIONAL, INC.

STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2015	For the period February 14, 2014 (inception) to June 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(45,461)	$(539)
(Increase) Decrease in Prepaid Expenses	(6,750)	0
Increase (decrease) in accrued expenses	50	4,000
Net cash used in operating activities	(52,161)	3,461

Cash flows from investing activities:
None	0	0
Net cash provided (used) by investing activities	0	0

Cash flows from financing activities:
Escrow Funding	45,691	0
Common stock issued	0	300
Proceeds from related party loans	11,800	4,489
Net cash provided (used) by financing activities	57,491	4,789

Increase in cash and equivalents	5,330	8,250

Cash and cash equivalents at beginning of period	11,536	0

Cash and cash equivalents at end of period	$16,866	$8,250

The accompanying notes are an integral part of these financial statements.

5

REALCO INTERNATIONAL, INC.

STATEMENT OF CASH FLOWS - CONTINUED

	For the Six Months Ended June 30, 2015	For the period February 14, 2014(inception) to June 30, 2014
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

None	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None	$0	$0

The accompanying notes are an integral part of these financial statements.

REALCO INTERNATIONAL, INC.

Notes to Financial Statements

As of June 30, 2015

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

REALCO INTERNATIONAL, INC.

Notes to Financial Statements

As of June 30, 2015

Note 2.     Summary of Significant Accounting Policies (continued)

warrant exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since there are no dilutive securities.

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

Business Segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2015.

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

REALCO INTERNATIONAL, INC.

Notes to Financial Statements

As of June 30, 2015

Note 2.     Summary of Significant Accounting Policies (continued)

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	6/30/2015		6/30/2014
U.S. statutory rate	34.00%		34.00%
Less valuation allowance	(34.00%	)	(34.00%	)

Effective tax rate	0.00%		0.00%

REALCO INTERNATIONAL, INC.

Notes to Financial Statements

As of June 30, 2015

Note 3.     Income Taxes (continued)

The significant components of deferred tax assets and liabilities are as follows:

	6/30/2015	12/31/2014
Deferred tax assets

Net operating losses	$(80,714)	$(35,253)

Deferred tax liability

Net deferred tax assets	(27,443)	(11,986)
Less valuation allowance	27,443	11,986

Deferred tax asset - net valuation allowance	$0	$0

On an interim basis, the Company has a net operating loss of $80,714. Any future operating losses will be netted against this income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.  The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of June 30, 2015.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the three months ended March 31,2015, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Nevada state jurisdiction. We are not currently involved in any income tax examinations.

Note 4.     Related Party Transactions

Steven Allen Friedman, a former officer and director, has lent the Company a net total of $ 36,289. For the six months ended June 30, 2015, he lent the Company $11,680. These funds have been used for working capital to date.

Note 5.     Stockholders’ Equity

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common stock held. As of June 30, 2015, the Company had 18,990,000 shares issued and outstanding.

REALCO INTERNATIONAL, INC.

Notes to Financial Statements

As of June 30, 2015

Note 6.     Commitments and Contingencies

Commitments:

The Company currently has no long term commitments as of our balance sheet date.

Contingencies:

None as of our balance sheet date.

Note 7.     Net Income (Loss) Per Share

The following table sets forth the information used to compute basic and diluted net income per share attributable to Realco International, Inc. for the six months ended June 30, 2015 and 2014:

	6/30/2015	6/30/2014
Net Income (Loss)	$(45,461)	$(539)

Weighted-average common shares outstanding basic:

Weighted-average common stock	18,990,000	5,000,000
Equivalents
Stock options	0	0
Warrants	0	0
Convertible Notes	0	0
Weighted-average common shares outstanding - Diluted	18,990,000	5,000,000

Note 8.     Notes Payable

Notes payable consist of the following for the periods ended:

	6/30/2015	12/31/2014
Steven Allen Friedman working capital note with no stated interest rate. Note is payable on demand.	$36,289	$24,489

Total Notes Payable	36,289	24,489

Less Current Portion	(36,289)	(24,489)

Long Term Notes Payable	$0	$0

REALCO INTERNATIONAL, INC.

Notes to Financial Statements

As of June 30, 2015

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

Note 10.    Subsequent Events

On August 13, 2015 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Agreement”) with PeerLogix Technology, Inc. (“PeerLogix “) and its shareholders. Pursuant to the terms of the Agreement, all of the shareholders of PeerLogix will exchange all of their shares of common stock on a 1 for 1 basis for an aggregate of 17,050,002 newly issued shares of our Common Stock (the “Exchanged Stock”). As a result, PeerLogix will become our wholly owned subsidiary. The Share Exchange will become effective upon the filing of Articles of Share Exchange with the Nevada Secretary of State, which is expected to occur early next week.

Simultaneously with the Share Exchange, on the Closing Date: (i) the holder of 18,000,000 shares of our Common Stock agreed to voluntarily redeem its shares back to us; (ii) we took action to undertake a forward split of our issued and outstanding Common Stock after the aforesaid redemption but before the issuance of the Exchanged Stock on a 4.04:1 ratio in order to establish our issued and outstanding Common Stock at 990,000 shares prior to issuance of the Exchange Stock. The effective date of this forward split will be announced shortly; and (iii) all of the issued and outstanding options and warrants to purchase shares of PeerLogix common stock were exchanged, respectively, into options (the “New Options”) and warrants (the “New Warrants”) to purchase shares of our Common Stock. The number of shares of Common Stock issuable under, and the price per share upon exercise of, the New Options and the New Warrants were the same as those of the original options and warrants of PeerLogix, as a result of a 1 for 1 exchange ratio of securities pursuant to the Share Exchange.

As a result of the Share Exchange, our management resigned their positions with our Company and were replaced by management of PeerLogix.

We intend to file a Form 8-K advising of the execution of the Agreement, the contents of which are incorporated herein as if set forth.

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

Results of Operations

Comparison of Results of Operations for the six months ended June 30, 2015 and 2014

We were incorporated on February 14, 2014 and did not commence operations until March 2014. We did not generate any revenues during the six months ended June 30, 2015, but did generate revenues of $10,750 during the six months ended June 30, 2014. Operating expenses for the three month period ended June 30, 2015 were $45,461 during the six months ended June 30, 2015, compared to $11,289 for the six months ended June 30, 2014, an increase of $34,172. This increase is primarily as a result of increased consulting fees totaling $27,500, compared to $5,000 in consulting fees incurred during the six months ended June 30, 2014. In addition, professional fees increased by $5,000 during the six months ended June 30, 2015 compared to the similar period in 2014.

As a result, we incurred a net loss of $45,461 during the six months ended June 30, 2015 (approximately $0.002 per share), compared to a net loss of $539 during the six months ended June 30, 2014 (less than $0.01 per share).

Comparison of Results of Operations for the three months ended June 30, 2015 and 2014

We did not generate any revenues during the three months ended June 30, 2015, but did generate revenues of $5,750 during the three months ended June 30, 2014. Operating expenses for the three month period ended June 30, 2015 were $22,412 during the three months ended June 30, 2015, compared to $4,000 for the three months ended June 30, 2014, an increase of $18,412. This increase is primarily as a result of increased consulting fees totaling $5,000 during the three months ended June 30, 2015, compared to no such fees incurred during the three months ended June 30, 2014. In addition, professional fees increased by $12,150 during the three months ended June 30, 2015 compared to the similar period in 2014.

As a result, we incurred a net loss of $23,049 during the three months ended June 30, 2015 (less than $0.01 per share), compared to a net loss of $2,289 during the three months ended June 30, 2014 (less than $0.01 per share).

Liquidity and Capital Resources

We had $16,866 in cash at June 30, 2015.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended June 30, 2015.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A.    Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

No securities were issued during the six months ended June 30, 2015.

Item 3.    Defaults upon Senior Securities

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are included with this report.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer/ Chief Financial Officer

32.1	Chief Executive Officer/Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2015.

REALCO INTERNATIONAL, INC.

By: s/ Jay Lasky

Jay Lasky, Principal Executive Officer,

Principal Accounting Officer and

Principal Financial Officer

