Form 10-Q
period 2015-09-30
PeerLogix, Inc.
filed 2015-11-17
CIK 1603494

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2015

Commission File Number: 333-191175

PEERLOGIX, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-4824543
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

119 West 24th Street, 4th Floor

New York, New York 10011

(Address of principal executive offices)

(914) 550-9993

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 16, 2015, was 22,857,532 shares.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Peerlogix, Inc. (formerly Realco International, Inc.)

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets

Current Assets
Cash	$365,927	$10,049
Prepaid expenses and other current assets	495	495
Total Current Assets	366,422	10,544

Total Assets	$366,422	$10,544

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued liabilities	$158,752	$74,973
Demand loans payable	15,000	15,000
Current maturities of notes payable - related party	–	56,158
Current maturities of convertible notes payable	–	25,000
Loans payable - officers	33,648	29,607
Total Current Liabilities	207,400	200,738

Long-Term Liabilities:
Convertible notes payable, net of current maturities	–	58,000
Total Long-Term Liabilities	–	58,000

Total Liabilities	207,400	258,738

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	–	–
Common stock par value $0.001: 100,000,000 shares authorized; 22,857,532 shares issued and outstanding as of September 30, 2015; 16,000,002 shares issued and outstanding as of December 31, 2014	22,858	16,000
Additional paid in capital	1,095,666	(239,727)
Accumulated deficit	(959,502)	(24,467)
Total Stockholders' Equity (Deficiency)	159,022	(248,194)

Total Liabilities and Stockholders' Equity (Deficiency)	$366,422	$10,544

See accompanying notes to the condensed consolidated financial statements.

Peerlogix, Inc. (formerly Realco International, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$–	$–	$–	$–

Operating expenses
Compensation	104,890	2,742	181,889	22,516
Research and development	40,133	21,067	268,215	35,453
Professional fees	234,508	4,857	351,955	119,177
General and administrative	49,182	19,362	108,057	38,146
Operating expenses	428,713	48,028	910,116	215,292

Loss from operations	(428,713)	(48,028)	(910,116)	(215,292)

Other income (expense)
Interest expense	(19,114)	(1,165)	(24,962)	(2,310)
Interest income	43	–	43	–

Other income (expense)	(19,071)	(1,165)	(24,919)	(2,310)

Net loss	$(447,784)	$(49,193)	$(935,035)	$(217,602)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	19,960,298	16,000,002	17,788,453	15,758,287

See accompanying notes to the condensed consolidated financial statements

Peerlogix, Inc. (formerly Realco International, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Net loss	$(935,035)	$(217,602)
Adjustments to reconcile net loss to net cash used in operating activities
Class A units issued for services	–	64,037
Amortization of debt discount	8,750	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	–	(495)
Accounts payable and accrued liabilities	92,085	32,926
Net Cash Used In Operating Activities	(834,200)	(121,134)

Cash Flows From Financing Activities:
Proceeds from demand loans	5,500	–
Repayment of demand loans	(5,500)	–
Proceeds from notes payable	17,500	–
Repayment of notes payable	(26,250)	–
Proceeds from notes payable - related party	–	42,830
Repayment of notes payable - related party	(53,725)	–
Proceeds from officer loans	4,041	15,385
Proceeds from convertible notes	–	58,000
Net proceeds from issuance of common stock and warrants	1,248,512	–
Net Cash Provided By Financing Activities	1,190,078	116,215

Net change in cash	355,878	(4,919)

Cash at beginning of period	10,049	4,906

Cash (cash overdraft) at end of period	$365,927	$(13)

Supplemental disclosures of cash flow information:
Interest paid	$19,360	$–
Income tax paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock and warrants issued for conversion of convertible notes and accrued interest	$91,162	$–
Stock issuance costs paid in the form of warrants	$126,000	$–
Forgiveness of related party loan	$2,577	$–
Original issue discount on notes payable	$8,750	$–

See accompanying notes to the condensed consolidated financial statements

Peerlogix, Inc. (formerly Realco International, Inc.)

September 30, 2015 and 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Peerlogix, Inc. (formerly “Realco International, Inc.”) (“Peerlogix” or the “Company”) was incorporated in Nevada on February 14, 2014. The Company was originally established for the purpose of real estate sales and management in Europe, the Middle East and the United States. On September 3, 2015, we filed an Amendment to our Certificate of Incorporation by which we changed our name from Realco International, Inc. to Peerlogix, Inc.

Recent Developments

Acquisition of Peerlogix Technolgies, Inc.

On August 14, 2015, (the “Closing Date”) the Company and Peerlogix Technologies, Inc. (formerly Peerlogix, Inc.), a privately held company, entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the terms of the Merger Agreement, Peerlogix Technologies, Inc. exchanged all of their shares of common stock for newly issued common shares of the Company (the “Share Exchange”), with the Company remaining as the surviving corporation (the “Merger”).   Following the closing of the Merger, the Company changed its name to Peerlogix, Inc.  The stockholders of the Company before the Share Exchange, after giving effect to cancellation of 18,000,000 shares of the Company’s common stock, retained 990,000 shares of the Company’s common stock, which after giving effect to a 4.04 for 1 split of the Company’s common stock (the “Stock Split”), will have become approximately 3,999,600 shares of Realco common stock. Upon closing the transaction, Peerlogix, Inc. had 21,049,602 shares of common stock outstanding. As a result of this transaction, the former owners of Peerlogix Technologies, Inc. own approximately 81.0% of Peerlogix, Inc. common stock.

The Share Exchange has been treated as a reverse merger and recapitalization of Peerlogix Technologies, Inc. for financial accounting purposes and the Company will continue the existing business operations of Peerlogix Technologies, Inc. as a wholly-owned subsidiary. The historical financial statements of the Company are those of Peerlogix Technologies, Inc, and of the consolidated entities from the date of merger forward. As a result of this merger, the equity sections of Peerlogix Technologies, Inc for all prior periods presented reflect the recapitalization described above and are consistent with the September 30, 2015 and December 31, 2014 balance sheets presented for the Company.

Peerlogix Technologies, Inc. was incorporated on December 9, 2014 under the laws of the State of Delaware for the sole purpose of acquiring all of the outstanding membership units of IP Squared Technologies Holdings, LLC. Upon incorporation, the Company issued an aggregate of 16,000,002 common shares of the newly formed corporation’s common stock to the members of the LLC for all of the outstanding membership units of IP Squared Technologies Holdings, LLC.

As a result of the foregoing transactions Peerlogix is now a data aggregation company providing a proprietary software as a service (“SAAS”) platform which enables the tracking and cataloguing of Torrent files and Torrent networks in order to determine consumer trends and preferences based upon media consumption.   Prior to the merger the Company had minimal operations.

Simultaneously with the Share Exchange, on the Closing Date all of the issued and outstanding options and warrants to purchase shares of Peerlogix Technologies Inc. common stock were exchanged, respectively, into options (the “New Options”) and warrants (the “New Warrants”) to purchase shares of common stock of the Company. The number of shares of common stock issuable under, and the price per share upon exercise of, the New Options and the New Warrants were the same as those of the original options and warrants of Peerlogix Technologies Inc., as a result of a 1 for 1 exchange ratio of securities pursuant to the Share Exchange, which is described in the Share Exchange Agreement. The New Options will be administered under the Company’s 2015 Equity Incentive Plan, which the Company assumed and adopted on the Closing Date in connection with the Share Exchange.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year, or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Peerlogix Technologies Inc. for the year ended December 31, 2014 and notes thereto contained in Form 8-K/A as filed by the Company with the SEC on September 25, 2015.

Fiscal Year-End

The Company elected December 31 as its fiscal year-end date.

Note 2 – Going Concern and Management Liquidity Plans

The Company has not yet generated any revenues and continues to incur recurring losses from operations and has an accumulated deficit since inception. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $935,000 and net cash used in operations of approximately $834,000 for the nine months ended September 30, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's primary source of operating funds since inception has been cash proceeds from the sale of Class A units, common stock and common stock warrants, convertible debentures and notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. There can be no assurance that such a plan will be successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values.  The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The Company's wholly-owned consolidated subsidiaries are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Peerlogix Technologies, Inc.	Delaware	December 9, 2014 (August 14, 2015)	100%
IP Squared Technologies Holdings, LLC	Delaware	November 20, 2012 (December 9, 2014)	100%

The historical financial statements of the Company are those of PeerLogix Technologies, Inc, and of the consolidated entities from the date of merger forward. All significant inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s equity instruments, convertible debt, stock-based compensation, and the valuation allowance relating to the Company’s deferred tax assets.

Accounting for Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with debt and equity offerings in accordance with the provisions of ASC 815, Derivative Instruments and Hedging Activities (“ASC 815”). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of its common stock purchase warrants as of the date of each equity offering and determined that such instruments met the criteria for equity classification, as the settlement terms indicate that the instruments are indexed to the entity’s underlying stock.

Research and Development

Research and development (“R&D”) expenses are charged to operations as incurred. During the three months ended September 30, 2015 and 2014 the Company incurred R&D expenses of $40,133 and $21,067, respectively. During the nine months ended September 30, 2015 and 2014 the Company incurred R&D expenses of $268,215 and $35,453, respectively.

Advertising

The Company expenses advertising when incurred. During the three months ended September 30, 2015 and 2014 the Company incurred advertising expenses of $7,409 and $0, respectively. During the nine months ended September 30, 2015 and 2014 the Company incurred advertising expenses of $8,304 and $0, respectively.

Net Loss Per Share

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive.

Total shares issuable upon the exercise of warrants and conversion of convertible promissory notes for the nine months ended September 30, 2015 and 2014 were as follows:

	September 30,
	2015	2014
Warrants	2,951,669	–
Convertible promissory notes	–	95,133
Total	2,951,669	95,133

Recently Issued Accounting Pronouncements

The FASB and the SEC have issued certain accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2015 or 2014, and does not believe that any of those pronouncements will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Note 4 – Demand Loans Payable

On January 30, 2015 an officer of a related party to the Company advanced $5,500 to the Company. The proceeds from the non-interest bearing advance were used for general operating expenses. The Company did not impute interest on the loan as it was deemed to be de minimus to the financial statements. On March 5, 2015 the loan was repaid.

Note 5 – Notes Payable

During June and July of 2015, the Company issued Promissory Notes in the aggregate principal amount of $17,500 to six lenders. The Notes bear interest at 50%, calculated monthly, and matured August 1, 2015. If the notes are repaid within the first month, the lenders are to be repaid 50% interest on the Notes (the “Original Issue Discount”), a minimum payment of $26,250. The Original Issue Discount shall be accreted to interest expense over the life of the note. During August and September of 2015, the Notes were repaid. Total interest paid on the Notes amounted to $17,500.

Note 6 – Notes Payable – Related Party

On March 6, 2015, the Company repaid a Senior Unsecured Note including accrued interest in the amount of $55,585 to a shareholder of the Company. The note was due and payable on the earlier of (i) June 30, 2015 and (ii) the date upon which the Company receives gross proceeds of any offering of indebtedness, equity securities, or other of no less than $500,000. The remaining outstanding principal and interest on the note in the amount of $2,577 was forgiven and accounted for as contributed capital.

Note 7 – Convertible Notes Payable

a)	Senior Unsecured Convertible Notes

During December of 2014, the Company issued Senior Unsecured Convertible Notes in the aggregate principal amount of $25,000. The notes bore interest at a rate of 5% per annum. Principal and accrued interest on the notes was due and payable on the earlier of (i) September 12, 2015 and (ii) the date upon which the Company receives gross proceeds of any offering of indebtedness, equity securities, or other of no less than $200,000 (the “Qualified Financing”). The notes automatically convert at the effective time of a Qualified Financing under the same terms given to investors in the Qualified Financing. During the first quarter of 2015, the Company entered into a Qualified Financing and the notes became convertible. As per the terms of the Qualified Financing, the noteholders converted an aggregate of $25,000 in principal and were issued 50,000 shares of common stock and 50,000 warrants entitling the holders to purchase one share of common stock for a five-year period at an exercise price of $0.60 per share.

b)	Senior Unsecured Convertible Notes

During 2014 the Company engaged in an offering (the “Offering”) of Series A 10% Senior Convertible Promissory Notes in the aggregate principal amount of up to $300,000 with multiple investors (collectively, the “Convertible Notes”). During 2014, the Company received aggregate proceeds of $58,000 related to the offering.

The Convertible Notes contained the following terms and conditions:

•	Maturing March through September 2016,
•	Interest rate at 10% per annum, with interest payable at maturity,
•	Until the effective time of a merger, the Convertible Notes shall be convertible at the option of the holder thereof into shares of membership interests in the Company based on a $10 million pre-conversion valuation. At the effective time of a merger, the Convertible Notes shall be automatically converted without any prior action by any holder into securities offered in a qualified financing at 20% discount to the qualified financing. For purposes of Note 6 (c) qualified financing means the sale for cash by the Company or any successor in interest to the Company by means of merger, share exchange, asset acquisition or otherwise, of equity or equity derivative securities (e.g., convertible indebtedness, preferred stock, warrants, etc.), or any combination thereof, generating aggregate gross proceeds of at least $1,500,000 (including the amount of any Notes which convert into securities issued in the qualified financing) as described herein, provided, that the Company shall effect a qualified transaction (e.g., merge, sell all or substantially all of its assets, etc.) substantially simultaneously with the consummation of such qualified financing.

The Company evaluated the provisions of the convertible notes periodically to determine whether any of the provisions would be considered embedded derivatives that would require bifurcation under ASC 815, Derivative Instruments and Hedging Activities (“ASC 815”). Because the underlying common stock is thinly traded the shares of common stock underlying the convertible notes were not readily convertible to cash. Thus, the conversion option did not meet the net settlement requirement of ASC 815 and would not be considered a derivative if freestanding. Accordingly, the convertible notes did not contain an embedded conversion feature that must be bifurcated.

During the third quarter of 2015, as a result of the Merger Agreement and a qualified financing (as defined), the notes became convertible. As per the terms of the qualified financing, the noteholders converted an aggregate of $58,000 in principal and $8,162 in accrued interest and were issued 124,566 shares of common stock. The conversion feature of the notes provides for an effective conversion price that is below market value on the date of conversion. Such feature is normally characterized as a beneficial conversion feature. The Company analyzed the beneficial conversion feature on the date of conversion and deemed it to be de minimus.

Note 8 – Loans Payable - Officers

During the nine months ended September 30, 2015 and in prior periods, one of the Company’s officers made non-interest bearing loans to the Company which are due on demand. As of September 30, 2015 and December 31, 2014 the Company is reflecting a liability of $33,648, and $29,607, respectively. The Company did not impute interest on the loan as it was deemed to be de minimis to the financial statements.

Note 9 – Stockholders’ Deficit

Amendment to the Certificate of Incorporation

On August 19, 2015, the Company filed with the Secretary of State of the State of Nevada an amendment to its Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue from 25,000,000 shares of common stock, par value $0.00001 per share, to 100,000,000 shares of common stock, par value $0.001 per share. In addition the Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share, issuable in series with rights, preferences, privileges and restrictions as determined by the Company’s board of directors. The amendment was approved by the written consent of the holders of a majority of the outstanding shares of common stock of the Company.

Sale of Common stock

During February and March 2015 (“Offering 1”), the Company sold $500,000 of Units to investors. Each Unit was sold at a price of $0.50 per Unit and consisted of one (1) share of common stock, par value $0.001 per share, and one (1) warrant entitling the holder to purchase one share of common stock for a five-year period at an exercise price of $0.60 per share. An aggregate of 1,000,000 shares and 1,000,000 warrants were issued to such investors. The placement agent received as compensation for its services $50,000 (10% commission) and warrants to purchase 50,000 Units at a price of $0.01 per Unit, with each Unit consisting of one share of common stock and one warrant to purchase a share of common stock at a price of $0.60 per Share. The value of the warrants was a direct cost of the private placement and has been recorded as an increase and decrease to additional paid in capital. In addition the Company incurred legal and other miscellaneous costs in the amount of $14,263 related to the transaction.

During August and September 2015 (“Offering 2”), the Company sold 1,683,333 Units at a price of $0.60 per Unit. Each Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock. The warrants (the “Investor Warrants”) are exercisable for a period of five years at a purchase price of $0.72 per share of Common Stock. The investors in the closing collectively purchased 1,683,333 Units for total cash consideration of $1,010,000. The placement agent received as compensation for its services $101,000 (10% commission) and warrants to purchase 168,333 Units at a price of $0.60 per Unit, with each Unit consisting of one share of common stock and one warrant to purchase a share of common stock at a price of $0.60 per Share. The placement agent warrants are exercisable for a period of five years. The value of the warrants was a direct cost of the private placement and has been recorded as an increase and decrease to additional paid in capital. The placement agent also received payment of a 3% non-accountable expense allowance in the amount of $30,300. In addition the Company incurred legal and other miscellaneous costs in the amount of approximately $66,000 related to the transaction.

Equity Incentive Plan

Before the Share Exchange, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which was submitted to and approved by the shareholders of the Company prior to the closing of the Share Exchange. The 2015 Equity Incentive Plan provides for the issuance of up to 3,000,000 shares of common stock as incentive awards granted to executive officers, key employees, consultants and directors. In addition, the Company assumed and adopted PeerLogix Technologies Inc.’s 2015 Equity Incentive Plan, and as described in Note 1, option holders under that plan will be granted New Options to purchase common stock of the Company. As of September 30, 2015 no options had been issued under the PeerLogix Technologies Inc.’s 2015 Equity Incentive Plan. No further options will be granted under the 2015 PeerLogix Technologies Inc.’s Equity Incentive Plan. If an incentive award granted under the 2015 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2015 Plan.

Shares issued under the 2015 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2015 Plan. In addition, the number of shares of Common Stock subject to the 2015 Plan, any number of shares subject to any numerical limit in the 2015 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Note 10 – Stock Warrants

The following tables set forth information concerning the Company's warrants outstanding as of, and during the nine months ended September 30, 2015:

	Shares Underlying Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	–	$–	$–

Granted	2,951,669	0.66	–
Expired	–	–	–
Exercised	–	–	–
Cancelled	–	–	–
Outstanding and exercisable at September 30, 2015	2,951,669	0.66	$–

The following is additional information with respect to the Company's warrants as of September 30, 2015:

Number of Warrants	Range of Exercise Price	Weighted Average Remaining Contractual Life (In Years)
2,951,669	$0.01 - $0.72	4.80
2,951,669

Note 11 - Commitments and Contingencies

Employment Agreements

On August 13, 2015 the Company entered into an employment agreement with Joshua Partridge as the Company’s Head of Business Development and Secretary. The agreement calls for a three year term, an annual salary of $120,000 per annum with annual 10% increases and a payment upon termination in an amount equal to any and all unpaid salary through the end of the term. On September 10, 2015, the Company entered into a new employment agreement with Mr. Partridge to reflect Mr. Partridge’s new position as the Company’s Chief Operating Officer. The terms of such employment agreement are otherwise identical to the August 13, 2015 employment agreement.

On August 13, 2015 the Company entered into an employment agreement with William Gorfein as the Company’s Chief Executive Officer. The agreement calls for a three year term, an annual salary of $120,000 per annum with annual 10% increases and a payment upon termination in an amount equal to any and all unpaid salary through the end of the term.

On August 31, 2015 the Company entered into an employment agreement with Charles Gonsher as the Company’s Chief Accounting Officer. The agreement calls for a two year term, an annual salary of $90,000 per annum. In addition Mr. Gonsher will be granted an option to purchase 240,000 shares of the Company’s common stock, which will vest over three years. As of September 30, 2015 the terms of the options have not been finalized.

Registration Rights Agreement

All of the securities issued in connection with Offering 1, Offering 2 and the Share Exchange (collectively the “Transactions”) are “restricted securities,” and as such are subject to all applicable restrictions specified by federal and state securities laws. In connection with Offering 1, Offering 2 and the Share Exchange, the Company entered into registration rights agreements with all of its shareholders. Under the terms of the registration rights agreements, the Company has committed to file a registration statement covering the resale of (i) all shares of common stock outstanding as of the Closing Date; (ii) all of the shares of common stock underlying the Investor Warrants and the warrants that were included in the Offering 1 Units; (iii) all of the shares issuable upon exercise of the Placement Agent Warrants (and the shares underlying the warrants issuable upon exercise of such Placement Agent Warrants) issued in Offering 1 and Offering 2 within 60 days from the Closing Date (the “Filing Deadline”), and shall use commercially reasonable efforts to cause the registration statement to become effective no later than 90 days after it is filed (the “Effective Deadline”).

The Company has agreed to use reasonable efforts to maintain the effectiveness of the registration statement through the one year anniversary of the date the registration statement is declared effective by the Securities and Exchange Commission (“SEC’), or until Rule 144 of the Securities Act is available to investors in the Offering with respect to all of their shares, whichever is earlier.

The holders of any registrable securities removed from the Registration Statement a result of a Rule 415 or other comment from the SEC shall have “piggyback” registration rights for the shares of Common Stock or Common Stock underlying such warrants with respect to any registration statement filed by the Company following the effectiveness of the Registration Statement which would permit the inclusion of these shares.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2015 and December 31, 2014.

Operating Leases

The Company has an operating lease for its New York office facility under a month-to-month agreement. Beginning in October 2015, due to an increase in office space, the Company will pay monthly rental payments of $9,600. The Company will receive a discounted monthly rate of $6,663 for the period October 2015 through January 2016. Prior to October 2015, the Company’s monthly rental payment was approximately $2,500. The Company’s monthly rental amount in the past fluctuated based on space needed each month. Rent expense for the nine months ended September 30, 2015 and 2014 totaled $13,208 and $5,421, respectively.

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

Overview

PeerLogix, Inc., a Nevada corporation formerly known as Realco International, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated on February 14, 2014. On August 14, 2015, the Company completed a share exchange with PeerLogix Technologies, Inc., a Delaware corporation pursuant to which all of the shareholders of PeerLogix Technologies exchanged all of their shares of common stock for newly issued common shares of the Company (the “Share Exchange”). See Note 1 to our condensed consolidated financial statements contained elsewhere in this document. The Share Exchange will be treated as a reverse merger and recapitalization of Peerlogix Technologies, Inc. for financial accounting purposes and the Company will continue the existing business operations of PeerLogix Technologies, Inc. as a wholly-owned subsidiary. The historical financial statements of the Company are those of PeerLogix Technologies, Inc, and of the consolidated entities from the date of merger forward.

Concurrently with and subsequent to the closing of the Share Exchange and in contemplation of the Share Exchange, the Company completed a private offering (the “Offering”) of 1,841,666 units of its securities (“Units”), at a price of $0.60 per Unit. Each Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock. Gross proceeds from the Offering were $1,010,000. See Part II, Item 2 below.

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

There is very little historical financial information about us upon which to base an evaluation of our performance. We are an early stage corporation and have generated minimal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in products.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations for the three months ended September 30, 2015 and 2014

The following table sets forth the summary income statement for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended
	September 30, 2015	September 30, 2014
Revenues	$–	$–
Operating Expenses	$(428,713)	$(48,028)
Other Income (Expense), net	$(19,071)	$(1,165)
Net Loss	$(447,784)	$(49,193)

Revenues: From November 20, 2012, date of inception, through September 30, 2015 the Company has generated minimal revenues.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing, investor relations and outsourcing services.

Operating expenses increased by 793% during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The overall $380,685 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase of payroll and related expenses of $102,000 due to an increase in officers’ salaries and new employees.
•	An increase of research and development expenses of $19,000. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred.
•	An increase in professional fees of $230,000. In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations; an increase in accounting and auditing fees; and an increase in legal fees related to merger activities partially offset by a substantial decrease in legal fees related to patent costs.
•	An increase in computer and internet expenses of $5,000 due to increases in server costs. The Company leases servers on a monthly basis from a third party.
•	An increase in rent expense of $6,000 due to the Company entering into a new lease agreement for its office facility.

Other income (expenses), net: Other income (expense), net consists primarily of interest expense primarily related to the Company’s convertible promissory notes and notes payable.

Other income (expense), net - increased by $17,906 to $(19,071) during the three months ended September 30, 2015 as compared to $(1,165) during the three months ended September 30, 2014.

Results of Operations for the nine months ended September 30, 2015 and 2014

The following table sets forth the summary income statement for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Revenues	$–	$–
Operating Expenses	$(910,116)	$(215,292)
Other Income (Expense), net	$(24,919)	$(2,310)
Net Loss	$(935,035)	$(217,602)

Revenues: From November 20, 2012, date of inception, through September 30, 2015 the Company has generated minimal revenues.

Operating Expenses: Operating expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, marketing, investor relations and outsourcing services.

Operating expenses increased by 323% during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The overall $694,824 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase of payroll and related expenses of $159,000 due to an increase in officers’ salaries and new employees.
•	An increase of research and development expenses of $233,000. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred.
•	A decrease in equity-based compensation expense of $64,000. The decrease was due to an equity-based award issued to a consultant during the prior period.
•	An increase in professional fees of $297,000 (excluding equity-based compensation - see above). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations; an increase in accounting and auditing fees; and an increase in legal fees related to merger activities partially offset by a substantial decrease in legal fees related to patent costs.
•	An increase in computer and internet expenses of $38,000 due to increases in server costs. The Company leases servers on a monthly basis from a third party.
•	An increase in rent expense of $8,000 due to the Company entering into a new lease agreement for its office facility.

Other income (expenses), net: Other income (expense), net consists primarily of interest expense primarily related to the Company’s convertible promissory notes and notes payable.

Other income (expense), net - increased by $22,609 to $(24,919) during the nine months ended September 30, 2015 as compared to $(2,310) during the nine months ended September 30, 2014.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2015 compared to December 31, 2014:

	Period ended
	September 30, 2015	December 31, 2014	Increase/ (Decrease)
Current Assets	$366,422	$10,544	$355,878
Current Liabilities	$207,400	$200,738	$6,662
Working Capital Deficit	$159,022	$(190,194)	$349,216

As of September 30, 2015, we had working capital of $159,022 as compared to a working capital deficit of $(190,194) as of December 31, 2014, an increase of $349,216. The change in working capital is primarily attributable to our 2015 financings in which we received proceeds of $1,248,512 and converted $91,162 of convertible debt and accrued interest offset by repayments of notes payable, and our historic negative cash flow from operations resulting in our growing accounts payable and accrued liabilities.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the third quarter of 2015. We have been funded primarily by a combination of equity issuances and debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At September 30, 2015, we had cash totaling approximately $366,000. We believe our existing available cash is insufficient to enable the Company to meet the working capital requirements for the near future. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. We expect to spend between $200,000 and $250,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

Management has determined that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the period then ended and since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. There can be no assurance that the Company will be able to raise any additional capital.

We may also require additional funding to finance the growth of our anticipated future operations as well as to achieve our strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary Cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net cash used in operating activities	$(834,200)	$(121,134)
Net cash provided by financing activities	$1,190,078	$116,215

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense during 2014, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items decreased from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 due primarily to a decrease in equity-based compensation recorded during the first quarter of 2014. In addition, the net increase in cash from changes in working capital activities from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily consisted of an increase in accounts payable and accrued expenses primarily due to an increase in accrued payroll and payroll related expenses, accrued legal fees related to merger activities, accrued accounting and auditing fees and accrued consulting fees related to research and development expenses, business development, financial advisory services and investor relations.

Cash Used in Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes, related party loans and proceeds from the issuance of common stock, warrants and membership units of IP Squared Technologies Holdings, LLC .

Cash provided by financing activities increased from the nine months ended June 30, 2014 to the nine months ended September 30, 2015, primarily driven by an increase in proceeds from the issuance of common stock and warrants offset by the repayment of notes payable and related party loans.

Recent Accounting Pronouncements

The FASB and the SEC have issued certain accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2015 or 2014, and does not believe that any of those pronouncements will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“U.S. GAAP”). U.S. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our condensed consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s equity instruments, convertible debt, stock-based compensation, and the valuation allowance relating to the Company’s deferred tax assets.

Accounting for Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with debt and equity offerings in accordance with the provisions of ASC 815, Derivative Instruments and Hedging Activities (“ASC 815”). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of its common stock purchase warrants as of the date of each equity offering and determined that such instruments met the criteria for equity classification, as the settlement terms indicate that the instruments are indexed to the entity’s underlying stock.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to the existence of certain material weaknesses identified in the “Risk Factors and Special Considerations” section in Form 8-K/A as filed by the Company with the SEC on September 25, 2015.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Concurrently with the closing of the Share Exchange and in contemplation of the Share Exchange, the Company completed a private offering (the “Offering”) of 1,418,333 units of its securities (“Units”), at a price of $0.60 per Unit. Each Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock. The warrants (the “Investor Warrants”) are exercisable for a period of five years at a purchase price of $0.72 per share of Common Stock. The Offering was made only to accredited investors, as defined under Regulation D, Rule 501(a). On the Closing Date, the investors in the Offering collectively purchased 1,418,333 Units for total cash consideration of $851,000. On September 10, 2015, subsequent to the Closing Date, the Company sold an additional 423,333 Units in the Offering for gross proceeds of $159,000 (the “Final Closing”), bringing the total number of Units sold in the Offering to 1,841,666 Units, with gross proceeds from the Offering of $1,010,000.

The sale of Units in the Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC. In the Offering, no general solicitation was made by us or any person acting on our behalf. The Units were sold pursuant to transfer restrictions, and the certificates for shares of Common Stock and Investor Warrants underlying the Units sold in the Offering contain appropriate legends stating that such securities are not registered under the Securities Act and may not be offered or sold absent registration or an exemption from registration.

The Company paid its Placement Agent a commission of 10% of the funds raised from such investors in the Offering. In addition, the Placement Agent received warrants to purchase a number of Units equal to 10% of the Units sold to investors in the Offering. As a result of the foregoing arrangement, at the initial closing of the Offering, the Placement Agent was paid commissions of $110,630 and was issued warrants to purchase 141,833 Units at an exercise price of $0.60 per Unit. At the Final Closing of the Offering, the Placement Agent was paid commissions of $15,900 and was issued warrants to purchase 42,333 Units at an exercise price of $0.60 per Unit. The Placement Agent also received payment of a 3% non-accountable expense allowance at each of the Closing and the Final Closing.

Item 3. Defaults upon Senior Securities

None.

ITEM 4. mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this report.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 17, 2015.

PEERLOGIX, INC. By: /s/ William Gorfein William Gorfein Chief Executive Officer Principal Executive Officer and Principal Financial Officer

