Form 10-K
period 2015-12-31
PeerLogix, Inc.
filed 2016-04-14
CIK 1603494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 333-191175

PEERLOGIX, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4824543
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

119 West 24th Street, 4th Floor, New York, New York 10011

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (914) 550-9993

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as June 30, 2015 was $318,582

The number of shares of the registrant’s common stock outstanding as of April 14, 2016 was 23,345,035.

PEERLOGIX, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K for year ended December 31, 2015 (the “Report”), including in documents that may be incorporated by reference into this Report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, some of which are described in the section of this Report entitled “Risk Factors”.

Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless specifically set forth to the contrary, when used in this Report the terms “PeerLogix,” "we"", "our", the "Company" and similar terms refer to PeerLogix, Inc., a Nevada corporation and where the context is applicable, to our business operations, inclusive of those undertaken by our operating subsidiary, PeerLogix Delaware. “PeerLogix Delaware” refers solely to our wholly-owned subsidiary, PeerLogix Technologies, Inc., a Delaware corporation.

PART I

Item 1. Business.

OVERVIEW

We are an advertising technology and data aggregation company providing a proprietary software as a service (“SAAS”) platform which enables the tracking and cataloguing of Torrent files and Torrent networks in order to determine consumer trends and preferences based upon media consumption. We have recently developed and deployed a proprietary mobile and digital ad serving platform utilizing such data to provide highly targeted placement of digital advertisements. Our patent pending platform collects Torrent data, including IP addresses of the uploading and downloading parties (e.g., location), the name, file type, media type (whether movie, television, documentary, music, e-books, software, etc.), and genre of media downloaded, and utilizes licensed and publicly available demographic and other databases to further filter the collected data to provide insights into consumer preferences to digital advertising firms, product and media companies, entertainment studios and others.

The Company was incorporated on February 14, 2014 in Nevada under the name of Realco International, Inc. The Company previously offered real estate marketing and sales services to individuals and businesses seeking to purchase international real estate, with a particular focus on the European and Middle Eastern markets.

On August 14, 2015, the Company entered into a share exchange transaction whereby all of the shareholders of PeerLogix Technologies, Inc., a privately held Delaware corporation (“PeerLogix Delaware”), exchanged all of their shares of common stock for newly issued shares of common stock of the Company (the “Share Exchange”). As a result of the Share Exchange, PeerLogix Delaware has become a wholly-owned subsidiary of the Company and its business operations are assumed by the Company. On September 3, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation changing its name from Realco International, Inc. to PeerLogix, Inc.

Industry Background

Brand advertisers and consumer product companies utilize a broad array of consumer data on which to base advertising decisions. They have traditionally relied upon information collected from legacy media distribution providers to base their research (e.g., Comcast and other cable providers). These traditional methods are inherently inefficient by today’s standards and are often cost-prohibitive due to their fragmented nature, relying upon separate, non-integrated legacy providers for television and music research related to consumer preferences.

Digital surveying methods provide a solution to many of the inefficiencies present with traditional methods. As a result, advertisers, agencies, entertainment studios and others are rapidly adopting digital methodologies to augment their traditional practices. One such digital surveying method yet to be widely implemented is Torrent measurement, which the Company believes is a significant market opportunity.

In today’s digital world, consumers have access to media, television shows, music, movies, video games and software through a number of growing and fragmented methods and providers. This change in behavior and habits is an evolution resulting from technological innovation, and has resulted in greater choice and democratization amongst consumers. The resulting digital empowerment has directly lead to the birth of platforms providing consumers direct access to media, which often times circumvents legacy providers previously relied upon for distribution (such as traditional cable providers).

One of the more prominent digital platforms to arise has been Torrent (e.g., Popcorn Time, BitTorrent, Vuse). Torrent enables consumers to share TV shows, music, movies, video games and software directly with one another, rather than relying on a centralized source (e.g., iTunes, Netflix). Since Torrent is such a widely used platform for digital media consumption, demographic data related to its use can provide digital agencies and consumer product companies with a wide variety of critical and yet untapped information about consumers enabling them to target their messages and offerings to such consumers.

Marketing and Advertising Industry Implications

The Company believes Torrent data represents a substantial improvement over search and other tracking data utilized to obtain marketing insights, as Torrent data reflects actual consumption of media with respect to which the downloading party has taken an affirmative effort to obtain, as opposed to search data, such as Google, which can reflect pure curiosity.

Through rigorous testing and analysis, the Company has been able to show that on a general basis, the domestic population of Torrent users most commonly resides in middle to upper-middle class households, possessing greater than average levels of discretionary income. These results run contrary to general public perception of Torrent users, which are individuals who are unable to afford market priced content and unlikely to convert into sales for consumer product companies. The Company sees this dichotomy as a significant opportunity in the marketplace, as the Company’s prospective core client base, digital agencies and consumer product companies, proactively seek new audiences deemed financially worthy of sales and advertising efforts.

PeerLogix Torrent Opportunity

Torrent Usage and Activity

Torrent is a geography agnostic platform used by approximately 130-150 million people worldwide to share TV shows, movies, music, video games and software with one another. All major entertainment content is available to consumers using Torrent to access media. Of this population of Torrent users, approximately 40 million reside in the United States and 90-110 million are distributed throughout all major and developing countries of the world.

Torrent activity represents one of the most significant categories of global Internet usage, comprising up to 22% of all Internet traffic. Although Torrent data available at any one point in time is ephemeral and is then lost, the Company has been storing and continues to store all such data in a fully scalable database which has been aggregating the results since approximately January 1, 2014, providing the distinctive ability to provide trend data on the basis of media consumption. The Company’s proprietary platform operates on an automatic basis with little human interaction and continually acquires and catalogues Torrent data in real time, obtaining millions of data points daily.

PeerLogix Platform

The Company’s proprietary technology enables the tracking and cataloguing of Torrent files and Torrent networks in order to determine consumer trends and preferences based upon media consumption. The Company’s patent pending platform collects Torrent data, including IP addresses of the uploading and downloading parties (e.g., location), the name, file type, media type (whether movie, television, documentary, music, e-books, software, etc.), and genre of media downloaded. The Company utilizes licensed and publicly available demographic and other databases to further filter the collected data to provide insights into consumer preferences to digital advertising firms, product and media companies, and others.

How is Torrent Utilized?

Typical steps taken for an “everyday person” to download media using Torrent are: a) search for a respective piece of media (e.g., Classic Rock Music) using a commonly accessible search engine (e.g., Google, Yahoo); b) download a small .torrent file representing the internet coordinates of the desired media content to the consumer’s local computer; and c) open the aforementioned .torrent file utilizing a commonly available Torrent client (e.g., BitTorrent, Vuze) to download the entirety of the desired media content to the consumer’s local computer.

PeerLogix Application

Market

Understanding customer and target audience information is of the upmost importance for organizations undertaking media planning activities. As marketing becomes increasingly data-centric, the ability to obtain rich insights about consumers’ media preferences is expected to represent a significant competitive advantage for the Company’s clients.

According to International Data Corporation (IDC), the big data technology and services market will grow at a compound annual growth rate (CAGR) of 23.1% over the 2014-2019 forecast period with annual spending reaching $48.6 billion in 2019. This is the market targeted by the Company.

The Company’s platform analyzes its proprietary Torrent Library of over 600 million media downloads and overlays it with select third party demographic and behavioral datasets to determine the degree of likelihood a client’s target audience is to be interested in a specific TV show, musical artist, movie, video game and/or commercial software package. By blending Torrent data with third party datasets, the Company’s platform enables media pattern identification and tracking and furthermore, enables clients to test assumptions about who their customers really are and the specific media those customers truly value.

Services Offered

The services to be offered by the Company are two-fold:

1) A Software-as-a-Service (SaaS) application that is a personalized dashboard delivering fully automated, real-time insights and analysis. The application automatically updates information, visualizations and stated trends based on on-going worldwide Torrent activity.

2) A digital advertising platform that enables advertising to Torrent households, effectively providing a gateway for entertainment industry, lifestyle brand and other clients to promote products and messages to users of Torrent.

Application Main Features

Simplicity

To facilitate easy adoption, the Company’s SaaS application does not require any download or installation from clients. Users are provided a login and are able to gain easy access from anywhere in the world.

Ease of Use

The Company has invested resources into user design, and prioritized user-experience within the product. The result is an easy to use interface that reflects the psychology and preferences of its clients. The Company’s application incorporates cutting-edge charts and visualizations to enhance user experience, to meet the demands of companies in today’s marketplace. The result is a format that the Company believes will result in faster adoption and market penetration for its solution.

Compliance

Working under a client-server architecture, usage and adoptability statistics are monitored and consequently viewable by the management of the Company’s clients, enabling them to effectively gauge ROI directly attributable to the Company’s solution.

Product Architecture

Architecture

The client-server cloud-based architecture provides several key advantages for the security, scalability and redundancy of the infrastructure.

Client Security

The Company’s application is a “thin client”, meaning all requests, proprietary data and algorithms reside on the server side. All communications between the Dashboard and servers are through an encrypted channel.

Server Scalability and Redundancy

All of the Company’s web services are hosted on the Amazon EC2 cloud, which is a web service that provides resizable compute capacity in the cloud. The Company’s current architecture allows it to further scale out (add more servers) and/or scale up (add more capacity to an existing server) within minutes, and its current architecture has been tested successfully under heavy stress tests. Additionally, the Company’s load balancers enable updates and maintenance without any downtime and all of its data is backed up and mirrored between two SQL servers (An SQL server is a Microsoft product used to manage and store information. The aforementioned data stored inside an SQL server will be housed in a archived database).

Server Security

The Company’s web services on Amazon EC2 have gone through a hardening process to enhance their security according to known practices, and all algorithms and data servers are isolated from the internet. Only requests originating from the Company’s Dashboard are delivered to its data servers, with all other connection requests ignored.

Proprietary Torrent Monitoring System

The Torrent protocol is a communications protocol that enables computers to share Media Files (e.g., TV shows, movies, music, video games and commercial software). Rather than making a single TCP connection (TCP enables two hosts to establish a connection and exchange streams of data), Torrent enables a single user to download Media Files over many small data requests over different IP connections from a multitude of distributing computers simultaneously, resulting in quicker and more reliable download speeds for the user. A Torrent Client utilized by an individual uses files with an extension of “.torrent” to coordinate Media File distribution by locating other computers in any geography of the world sharing part or the entirety of the contents of said Media File. To accomplish this series of actions, the Torrent Client running on the distributing/sharing individual’s computer breaks the Media File into a number of smaller but identically sized pieces. Pieces are typically downloaded non-sequentially by the Torrent Client on the downloading individual’s computer, and are rearranged into the correct order by the Torrent Client on the downloading individual’s computer (see below). Typical Media File sharing architecture utilizing Torrent Protocol (the Company’s technology is not depicted):

Search Scraper

The Company’s Search Scraper scans websites and message forums to find .torrent files, extracts their web addresses, and subsequently downloads any ..torrent files found into a MySQL database (MySQL is an open source relational database management system. Information in a MySQL database is stored in the form of related tables). This process mimics the behavior a person would undertake to obtain .torrent files. The Company believes its proprietary search technology is capable of finding the vast majority of .torrent files in existence on the internet.

Accuracy & Geo-location

The Company incorporates a third party geo-location service provided by Digital Element to determine authenticity of IP Addresses as well as their physical geographic location to an accuracy of a few hundred yards. IP Addresses deemed to be virtual private networks (VPNs) or using an alternative masking service are flagged, giving the Company the ability to filter them out during later analysis steps, if deemed necessary. Information the Company is able to directly conclude about Torrent users as a result of their IP Address are: Country, Region/State, City, ZIP/Postal Code, Internet Connection Type & Speed, Mobile Carrier (if applicable), Latitude/Longitude (approximate), Internet Service Provider, Home/Business, and Company Name (if applicable).

Consumer Privacy

The Company’s Torrent data meets anonymity standards necessary to be classified as non-personally identifiable information (Non-PII), and all contributors have taken an affirmative effort to participate in, or contribute to the respective Torrent Network or Networks containing media files of interest. As a result, the Company’s data collection methods meet or exceed the current accountability and data collection standards of domestic and international government and regulatory agencies.

Market Positioning & Product Expansion

Worldwide Solution

The Company sees its large swath of international data as a significant competitive advantage compared to alternative data offerings. Its data is contributed to by individuals from the vast majority of countries in the world. As a result, the Company has the ability to offer clients information giving them a strategic advantage when entering new markets, such as understanding the cultural preferences of local populations, consequently better positioning products with locally preferred music artists, television or movie content.

Competitive Advantages

The Company, and the Torrent data it collects possess three significant competitive advantages to other data sources.

•	Scale – Torrent users, and consequently each data point the Company collects, represent individuals from the vast majority of countries around the world. As a result, the Company is able to measure specific media preferences of populations in most countries, and is not limited to predefined major markets. Clients of the Company are able to gain significant competitive advantages understanding media preferences within new markets they choose to enter with their products (e.g., introducing a new consumer packaged goods into a select province of India or Indonesia).
•	Granularity – The Company’s Torrent tracking mechanisms are location agnostic, and its incorporated geo-location service is able to identify the physical location of a Torrent user within the accuracy of a few hundred yards. As a result, the Company’s technology is able to determine media preferences on a neighborhood-by-neighborhood level (e.g., television preferences in Manhattan vs Brooklyn), providing clients first of its kind abilities previously unattainable with transactional data.
•	Transactional Data – Each Torrent user and Torrent transaction the Company collects in its database represents an affirmative action taken by the Torrent user to obtain and watch/listen to the content. The Company believes that it is the only company able to provide transactional media information on a worldwide basis, in every major and developing country.

Expanding Value of Torrent Data

Third Party Datasets

The Company has also collected third party nonproprietary datasets from a multitude of data brokers. These datasets include: Consumer Lifestyles, Sports, Household Characteristics, Financial, Apparel Preferences, Charitable Causes, Political Leanings, Parenting, Hobbies, Food, Travel, Pets, Automotive, Income, Home Market Valuations, Net Worth, Credit Worthiness, Languages, Ethnicities, Gender, Education, Occupation, Children, Marital Status and Religion. All third party data is collected anonymously and aggregated by zip code. By aggregating in this method, the Company is able to overlay information from one or a combination of these datasets to build a profile of popular characteristics associated with Torrent populations.

The Company believes the following implementations, which further-enhance Torrent analysis, provide significant market opportunities for the Company, as well as unique value propositions not identically available from alternative data solutions. Implemented applications include:

PeerLogix Dashboard Primary Features

Audience Analysis - Clients of the Company are able to select a single musical artist, television show, movie, ebook or video game, and discover generalized audience characteristics of the population of downloaders (e.g., the demographics of Jay-Z listeners). This analysis has many applications, and provides entertainers, content owners and studios an easier ability to understand the underlying audience characteristics of content they produce. This facilitates simpler and more efficient marketing efforts and better evaluation of potential merchandising opportunities.

Media Analysis – Conversely to the aforementioned Audience Analysis, clients of the Company are able to select a single or multitude of demographics and behaviors from its aggregated third party data, and the PeerLogix Dashboard will calculate highly correlated Torrent downloads associated with those demographics and behaviors. This enables the determination of preferred media preferences of people exhibiting said characteristics (e.g., soccer fans who have a high degree of credit worthiness prefer watching Breaking Bad and Game of Thrones). This analysis has many applications, including but not limited to determining ideal placement of advertising in respect to television programming, assisting agencies and others to direct advertising spend across campaigns and projects.

Development Pipeline

The Company plans to expand its product and service offerings by including additional products that cater to the marketing and advertising needs of its core client base. These offerings include:

–	Digital Advertising Delivery
	•	A data pipeline to Digital Advertising Exchanges (an advertising exchange is an automatic platform for selling and buying online advertising inventories where space buyers (advertisers, media agencies, retargeting networks) and suppliers (networks, publisher) meet. An advertising exchange allows automation for buying / selling phases and campaign implementation), enabling direct advertising to Torrent users for clients of said Digital Advertising Exchanges. Utilizing this model, the Company expects that it would receive a royalty payment for each advertising impression shown. The primary advantage of this model is immediate scalability to hundreds (and perhaps thousands) of clients who are already customers of said Digital Advertising Exchanges.
	•	PeerLogix Digital Advertising Server, enabling website owners who are frequented by Torrent users to receive advertising campaigns facilitated by the Company to their websites. Music and entertainment marketers are increasingly appropriating advertising budgets to target users using music streaming services (e.g., Pandora, Spotify), and the Company sees this model as a compliment to such efforts.

Revenue Model

Revenue from Clients

The Company anticipates that after initial client validation, its solution will be sold on a subscription basis, with estimated annualized revenues per client between $24,000 and $96,000. The Company intends to offer various pricing modules to accommodate Agencies, Entertainment Studios, Trading Desks, and others. As with most subscription based services, the Company intends to offer different subscription packages for ongoing support, such as an ongoing support license. Over time, the Company intends to apply optimization techniques to determine different pricing schemes. The Company has retained 6 clients to-date, and continues ongoing relationships with each. Revenues from each are invoiced on a per-project basis, and the Company is either engaged with, or is negotiating proposals with clients whom are now deemed recurring.

The Company will offer its clients both online and invoice billing. Online billing will enable easy payment from the client’s business checking account or check card. Invoice billing will require a traditional commercial document being issued by the Company to clients on a monthly basis, typically providing net 30 payment terms.

Foundational Marketing Efforts

Public Relations. The Company intends to generate both international and local media coverage for its services, through a variety of channels, including media articles and interviews with management. To date, we have been approached by representatives of several international media companies expressing interest in covering the Company’s developments through earned media, such as news announcements and content creation. The Company’s proactive efforts will be supported by local public relations agencies. It will attempt to focus its efforts on media channels and publications that target advertising and marketing issues, as well as small cap financial industry publications.

Online Marketing. The Company intends to utilize online campaigns that are designed to direct additional potential customers to its services. Rigorous social media profiles on top platforms will assist in bolstering the Company’s value proposition to the market; top platforms include: Facebook, LinkedIn, Twitter, Wikipedia.

The Company believes in utilizing Earned Media to bolster its value proposition to both client and investor markets. Core areas of concentration will include: publishing company news and industry news via distribution channels, including 1st party blogs and investor relations webpages; social media feeds, including: Facebook, LinkedIn and Twitter; weekly and quarterly newsletters intended to provide proprietary value to companies in the industry (e.g., ADP Quarterly Jobs Report vs PeerLogix Quarterly Media Report).

Thought Leadership. Management intends to develop periodic thought leadership pieces on advertising data and the current and future state of media trends. By participating in industry events and conferences, the Company plans to position itself as a source of imminent and forthcoming insight for emerging trends in media and consumer data sciences. The Company intends to originate much of this messaging from events, both hosted by and participated in by the Company, to then continue the topics and conversation through aforementioned social media channels. These “Community Building” efforts are intended to organically build interest in the Company both in its industry and in the financial markets.

Acquisition Costs

Because the Company offers a software solution, its primary variables in respect to expenses are sales efforts, customer acquisition costs and customer churn.

Customer Acquisition Costs.

The Company continually evaluates its customer acquisition costs with the intent of optimizing its marketing channels and marketing messages. The Company anticipates Investor and Public Relations costs to comprise a noteworthy percentage of its overall budget. Management intends to implement a broadly inclusive plan, with the intention of drawing a significant amount of attention to the Company’s value proposition for client industries, as well as the Company’s compelling investment thesis to the public markets. Furthermore, these efforts are intended to augment efforts undertaken by the Company’s presales partner, Corporate Rain International (see below), to prompt quicker market penetration of the PeerLogix Dashboard. Specific efforts will include, but are not limited to: public relations strategy, media relations, news announcements, content creation, thought leadership development and traditional and digital advertising. As the Company has experienced and continues to have insufficient working capital to effect its business plan, while it planned on allocating approximately $350,000 to customer acquisition, marketing, sales, public relations and investor relations efforts over an initial 12 month period, with further budgeting to be determined thereafter, to date the Company has allocated only approximately $120,000.

Churn

SaaS churn is the rate at which SaaS customers, such as those who become clients of the Company, cancel their recurring revenue subscription. It is a general indicator of customer dissatisfaction, cheaper and/or better offers from competitors, more successful sales and/or marketing by competitors, or reasons having to do with the customer life cycle. 5-8% annual churn rates are generally experienced by SaaS companies offering analytics products, and management anticipates similar results with its own customer retention.

Customer Support

To ensure customer satisfaction, the Company’s customer support efforts include both proactive and responsive models.

Proactive

The Company has developed an event-driven automatic system that notifies its support to errors faced by clients. Errors that could potentially be present in new releases of the Company’s platform are able to be detected by its support staff immediately after a client experiences them.

Responsive Model

The Company intends to offer online and telephone support for clients to support its products and services.

Intellectual Property

The Company has filed a patent application, including a secondary continuation-in-part (CIP) patent, on its proprietary Torrent tracking technology and business applications. The Company has patent pending status currently in the United States (US 13/847,418), Europe, Australia, Canada, Japan and Israel.

The Company has also filed a PCT (Patent Cooperation Treaty) application in China, India, Brazil and Mexico to preserve its ability to later file in these countries.

In addition to the Company’s patent portfolio, the Company’s proprietary database contains 18 months of Torrent media consumption that cannot be acquired or recreated by new market entrants, as Torrent data is ephemeral and is therefore lost if not captured. By possessing this historical information, the Company is afforded the unique ability to analyze historical trends that a potential future competitor would not be capable of upon entrance to the market.

Competition

The Company’s primary competitors are TruOptik, Muzit, Nielsen, Kantar (a subsidiary of WPP Group) and Rentrak. Secondary competitors include Google’s Trends products and Facebook’s suite of advertising tools. Most of these companies have significantly greater resources than the Company. Nielsen’s and Rentrak’s services are largely based on sampling methodologies with a small sample in each market used to measure television and movie viewing behaviors. These are the standards currently employed for the measurement of television and movie behavior for advertising purposes, referred to often times as the “sample currency.” Facebook’s and Google’s services are based on sampling of their users’ posts and search activity which is used to determine present and emerging curiosity of people who participate on their platforms. TruOptik and Muzit also employ a Torrent sampling methodology, each respectively stating they track Torrent users. TruOptik’s service is principally a Data Management Platform, built for advertisers, and Muzit focuses on providing services to music artists. It is unknown as to the extent or depth of either of their respective technology’s Torrent tracking and cataloguing capabilities.

The Company expects to enjoy a unique competitive position, derived from the scale, granularity and the transactional nature of its data. Its services and systems differ from a sampling service (e.g., Nielsen) in that the Company possesses a measurement system based on a massive amount of passively-collected viewing and listening activity. This results in far more granular, reliable and predictable determination of consumers’ actual preferences as compared to either a small, compensated sample approach (e.g., Nielsen) or search engine data which is merely an expression of interest and not listening or viewing intent.

Although the Company believes that it is currently able to compete effectively in the market, it may not be able to do so in the future or be capable of maintaining or further increasing its market share. A failure to compete successfully in its market could adversely affect its business and financial condition.

Employees

The Company currently has four employees located in the United States, and one independent contractor in New Zealand. The independent contractor and one of the Company’s domestic employees focus on research and development. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good. The Company also utilizes a number of consultants to assist with research and development and commercialization activities, generally on a monthly retainer basis.

The Company intends to hire additional personnel to focus on account management, development, marketing, customer support and technological support.

AVAILABLE INFORMATION

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934 (“Exchange Act”). Reports filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange Act, including annual and quarterly reports, and other reports it files, can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Investors can request copies of these documents upon payment of a duplicating fee by writing to the SEC. The reports we file with the SEC are also available on the SEC’s website (http://www.sec.gov).

Item 1A. Risk Factors

If any of the following or other risks actually materialize, our business, financial condition, prospects and/or operations could suffer. In such event, the value of our securities could decline.

This Report contains forward-looking statements.

Information provided in this Report and in the Exhibits hereto may contain forward-looking statements, which reflect management’s current view with respect to future events and the Company’s performance. Such forward-looking statements may include projections with respect to market size and acceptance, revenues and earnings and marketing and sales strategies.

The Company operates in a highly competitive and highly regulated business environment. The Company’s business can be expected to be affected by government regulation, economic, political and social conditions, business’ response to new and existing products and services and services, technological developments and the ability to obtain and maintain patent and/or other intellectual property protection for its products and intellectual property. The Company’s actual results could differ materially from management’s expectations because of changes both within and outside of the Company’s control.

Risks Related To Our Business and Our Industry

We have suffered from a lack of working capital which, if not remedied, will have a material adverse effect on our ability to execute our business strategy.

The Company has suffered from a lack of working capital which has materially limited its ability to execute its business strategy, including the development and marketing of its products and services, the development of an effective sales and marketing force, and the ability to dedicate adequate resources to investor and public relations. Currently, the Company has no material operating funds. As a result, our financial resources will not be sufficient to satisfy our capital requirements for this period. As a result, we require additional financing in order to meet or execute our business strategy. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of these events, we will be unable to implement our current strategy or to repay our debt obligations as they become due. In the event that any future financing should take the form of equity securities, the holders of our common stock may experience additional dilution.

The assets of the Company are subject to senior liens.

At March 11, 2016, there exists a lien covering the assets of the Company securing the repayment by the Company of a promissory note in the amount of $131,250. The promissory note is due on July 28, 2016 or earlier in the event that the gross proceeds of any Company offering equals or exceeds $300,000. The Company does not currently have the ability to repay this loan. The security interest granted to the lender could reduce the Company’s options to raise additional capital. In the event that the Company fails to repay this loan when due, the lender would have the option of commencing a foreclosure proceeding and potentially causing all of the Company’s assets to be sold to repay the loan. In the event that the Company is successful in raising additional capital, the loan repayment would reduce the amount of working capital available to the Company.

We are a company that has a limited operating history and it is difficult to predict our future growth and operating results.

As of the date of this Report, the Company had limited capital and no operating history. Therefore, the Company is subject to the risks involved with any speculative early-stage enterprise. There is no assurance that the Company will be able to successfully structure, market and distribute its products or services. The Company may experience continuing net losses and negative cash flows from operations. The extent of continuing losses and negative cash flows from operations and the time required to reach profitability are highly uncertain. There is no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. Such risks for the Company include, but are not limited to:

•	An evolving, unpredictable and unproven business model;
•	An intensely competitive developing market with low barriers to entry;
•	Rapidly changing technology;
•	Managing growth;
•	Dependence on key personnel;
•	Limited operating capital and limited access to credit; and
•	Other unforeseen changes and developments.

In order to address these risks, the Company must, among other things:

•	Implement and successfully execute its business strategy;
•	Provide superior customer service;
•	Respond to competitive developments;
•	Attract, retain and motivate qualified personnel; and
•	Respond to unforeseen and changing circumstances.

The Company cannot assure you that it will succeed in addressing these risks.

We have not generated any revenues to date and have a history of losses since inception

The Company has not generated material revenue to date and, through December 31, 2015, has incurred net losses of approximately $1.5 million since its formation. It can be expected that the Company will continue to incur significant operating expenses and continue to experience losses in the foreseeable future. As a result, the Company cannot predict when, if ever, it might achieve profitability and cannot be certain that it will be able to sustain profitability, if achieved.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its audit opinion issued in connection with our consolidated balance sheets as of December 31, 2015 and 2014 and our consolidated statements of operations, stockholder’s deficit and cash flows for the years ended December 31, 2015 and 2014, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

The Company will face substantial competition

The technology, information, data aggregation and measurement industries are very competitive, and are characterized by large, global businesses that utilize technological solutions as well as physical data aggregation and audience measurement systems to capture and obtain data and segregate such data into products and solutions for sale to various industries. The technology utilized by these businesses is rapidly evolving and the business is intensely competitive. The Company expects such competition to intensify in the future. Barriers to entry are minimal, allowing current and new competitors to launch new services at a relatively low cost. The Company currently or potentially competes with a variety of other companies. These competitors include major companies such as Neilsen, Comscore, Facebook, Google, Twitter and others. Competition may also arise from the local, national and global companies that may enter the industry such as advertising agencies, media companies and others which, if successful, could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

The Company believes that the principal competitive factors in the data aggregation industry are:

•	Brand name recognition;
•	Customer service;
•	Technological capabilities;
•	Quality of data;
•	Ease of use; and
•	Online availability.

All of the Company’s competitors have operating histories, significant customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Competitors devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and systems development. Increased competition may result in reduced operating margins. The Company cannot assure potential investors that the Company will compete successfully against existing or future competitors.

The Company’s products will represent new and rapidly evolving technologies

The Company’s products depend on new, rapidly evolving technologies and on the marketability and profitability of these products. The Company’s ability to commercialize its products and services will depend upon its ability to develop new products and services to remain competitive; its ability to develop, adopt or have access to new technologies; its ability to successfully implement its marketing and promotion strategy; its ability to have access to Torrent data; its ability to retain and grow the customer base; its ability to provide adequate server, network and system capacity through the Amazon Cloud services or otherwise; the risk of unanticipated increased costs for network services; increased competition from providers of Internet and peer-to-peer services; its ability to maintain and grow market share in the industry; and the risks from changes in U.S. and international regulatory environments affecting Torrent data and data and information aggregation services. The occurrence of any of these risks could have a material adverse effect on the business, prospects, financial condition and results of operations of the Company. In addition, if the Company were unable, for technical, legal, financial or other reasons, to obtain Torrent data, the Company’s business, prospects, financial condition and results of operations would be materially adversely affected.

The Company will need to manage growth

In order to maximize the potential growth in the Company’s market opportunities, the Company believes that it must expand rapidly and significantly. The impetus for expansion will place a significant strain on the Company’s management, operational and financial resources. In order to manage growth, the Company must implement and continually improve its operational and financial systems, expand operations, attract and retain superior management and train, manage and expand its employee base. The Company can give no assurance that it will effectively manage its operations, that its systems, procedures, or controls will adequately support its operations or that the Company’s management will successfully implement its business plan. If the Company cannot effectively manage its growth, the Company’s business, prospects, financial condition and results of operations could be materially adversely affected.

The Company may experience fluctuations in operating results

Given the early stage of the Company and the rapidly evolving nature of the markets in which the Company will be competing, the Company expects to experience significant fluctuations in the future operating results due to a variety of factors, many of which are outside of its control. Factors that may adversely affect the Company’s operating results include, without limitation, the following:

•	The continued acceptance and use of the Internet and Torrent downloads by consumers;
•	The ability of the Company to develop and upgrade its systems and infrastructure;
•	The announcement or introduction of new products and services by the competitors of the Company;
•	The amount and timing of operating costs and capital expenditures relating to the expansion of the Company’s business, operations and infrastructure; and
•	General economic conditions and economic conditions specific to the Internet.

Dependence on Management

The success of the Company is highly dependent upon the capabilities of the management of the Company, as is the success of any business dependent upon the ability of those responsible for making the important business decisions. Although the Company will seek to hire and retain qualified software engineers, technical personnel and managers with business experience and abilities commensurate with the needs of the Company, there is no assurance that the Company will succeed despite its collective efforts.

The loss of the services of the principal members of the Company’s management could hinder the Company’s ability to fulfill its business plan and further develop and commercialize its products and services. The Company faces intense competition for such personnel from other companies. There is no assurance that the Company will be successful in hiring or retaining qualified personnel.

The Company’s performance will depend substantially on the continued services and performance of its senior management and other key personnel. The Company’s performance will also depend on its ability to retain and motivate its other qualified officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operation. The Company’s future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, marketing, managerial and financial personnel. Competition for such personnel is intense, and the Company’s failure to attract and retain the necessary technical, marketing, managerial and financial personnel could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Intellectual property and proprietary rights

The Company’s success depends upon proprietary technology and the execution thereof. The Company will rely on a combination of patent, trademark, copyright and trade-secret laws, as well as confidentiality agreements and technical measures to protect its proprietary rights. Much of the Company’s proprietary information may not be patentable, and the Company does not currently possess any patents, although the Company does have a single patent pending currently. The Company cannot assure that it will develop proprietary products or processes that are patentable, and that if issued, that any patent will give a competitive advantage or that such patent will not be challenged by third parties, or that the patents of others will not have a material adverse effect on the Company’s ability to do business. The Company may apply to register certain trademarks in, or claim certain trademark rights in, the United States and/or foreign jurisdictions. The Company cannot assure that its means of protecting its proprietary rights will suffice or that the Company’s competitors will not independently develop competitive technology or duplicate services or design around patents or other intellectual property rights issued to the Company.

Uninsured losses

The Company may not be able to arrange for comprehensive insurance, including liability, fire, and extended coverage and where economically feasible, earthquake and flood insurance for its business, which is customarily obtained for similar businesses. The lack of comprehensive insurance could materially adversely affect the Company and the value of its securities in the event of an uninsured loss.

Market size

Management has attempted to determine the potential market for the Company’s products and services, which attempt is based on assumptions. All projections or predictions with respect to market size are for purposes of illustration only. The Company cannot predict the size of the market with any guarantee of accuracy. Accordingly, the size of the market anticipated by the Company may be materially greater or lesser than the actual market size.

Developing market; unproven acceptance of the Company’s services

The markets for the Company’s services are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed competitive services and products. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company’s products and services do not achieve or sustain market acceptance, the Company’s business, prospects, financial condition and results of operations would be materially adversely effected.

Rapid technological change

To remain competitive, the Company will be required to continually enhance and improve the responsiveness, functionality and features of its technology. The Internet, mobile phone and social networking industries are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could at any time render its then existing products and services, as well as proprietary technology and systems, obsolete. The Company’s future success will depend, in part, on its ability to develop leading software and technologies useful in its business, enhance its existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of other proprietary technology entails significant technical and business risks. There can be no assurance that the Company will successfully use new technologies effectively or adapt its software and technology (proprietary or otherwise) to customer requirements or emerging industry standards. If the Company were unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, the Company’s business, prospects, financial condition and results of operations would be materially adversely affected.

Liability exposure

Although the Company intends to obtain appropriate liability insurance in the future, it cannot guarantee that it will be able to obtain such insurance or that any such insurance will be sufficient to cover all possible liabilities. Liability claims, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

There is a substantial risk that we may be exposed to litigations in connection with claims arising out of our failure to file registration statement(s).

In August 2015, we entered into registration rights agreements with all of our then shareholders, pursuant to which we committed to file a registration statement covering the resale of certain shares of common stock and shares of common stock underlying warrants issued in our offerings within 60 days from August 14, 2015, and shall use commercially reasonable efforts to cause the registration statement to become effective no later than 90 days after it is filed. However, as of the date of this filing, we have not filed a registration statement. The registration rights agreements do not contain a penalty clause for the failure to file a registration statement within the period agreed upon. However, we do not exclude the possibility that our shareholders may bring litigations against us in connection with claims arising out of our failure to file a registration statement pursuant to the registration rights agreements and seek remedies under the common law.

The Company will rely on Amazon Cloud for hosting services

The Company utilizes and intends to continue to utilize the Amazon Cloud to host its overall technology platforms. If the Amazon Cloud business services were to be interrupted for any material period of time, breached by hackers, or otherwise be non-functioning or unavailable for use, this could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. Replication of the network infrastructure of the Amazon Cloud would be costly and time consuming, and the Company can give no assurance that such replication, in whole or in part, could be achieved in a short time frame or at all, which could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Our future potential products in our development pipeline are in the early stages and may never be commercially successful.

Our future potential products in our development pipeline are either at very early stages of product development or pre-definition and may never be developed or commercialized. The progress and results of any future products are uncertain, and may result in a failure to develop additional effective products. Even if we successfully complete one or more of our future potential products’ development, they may not be commercially successful due to, among other things, low market acceptance. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products.

We only recently established limited sales and marketing capabilities, and we may be unable to effectively sell, market and distribute our products in the future, and the failure to do so would have an adverse effect on our business and results of operations.

We only recently established limited sales and marketing capabilities. If we are unable to develop an effective sales, marketing, customer relationship management and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to successfully commercialize our services and products. We currently have only limited internal sales and marketing capabilities. In order to successfully commercialize any of our products, we must either further internally develop sales, marketing, and customer relationship management and distribution capabilities or make arrangements with third parties to perform these services.

If we do not develop a skilled marketing and sales force and supporting customer relationship management, we will be unable to successfully market any of our services and products directly. To promote any of our potential products through third parties, we will have to locate acceptable third parties for these functions and enter into agreements with them on acceptable terms, and we may not be able to do so.

We may be unable to obtain requisite data and other content to source our services and products.

Our products and services rely on data collected from Torrent networks. Once received, the data must be reviewed, processed and integrated. If we are unable to obtain quality Torrent data, for reasons such as, but not limited to: changing technology protocols, or changing behavior in respect to how consumers’ obtain media, we may not be able to meet the needs of our clients, and we could lose clients, and therefore impact on our ability to grow our business, which could result in a material adverse effect on our results of operations, financial condition and cash flows.

The future success of our company is highly dependent on our ability to maintain and grow our base of clients who subscribe to our services and products.

Our success depends on effective software solutions, marketing, sales and customer relations for our services and products, as well as acceptance of future enhancements and new products and services by our prospective clients. If we are unable to both retain clients and secure new clients, our results of operations, financial condition and cash flows will be adversely affected.

Our services and products are highly dependent on employees who are skilled and experienced in information technologies.

If we are unable to attract, hire and retain high quality information technology personnel at a reasonable cost, we may not be able to meet the needs of clients, enhance existing services, or develop new lines of business. This inability could have a material adverse effect on our results of operations, financial condition and cash flows.

Measurement services are receiving a high level of consumer group and government scrutiny relating to the privacy issues around the methodologies used in targeted advertising.

Although we are confident that our anonymous data aggregation methodologies are compliant with all current privacy laws, it is possible that privacy trends and market perceptions of the transparency of data could result in additional government restrictions or limitations on the use of that data, which would adversely affect many of our products. We believe it is unlikely that we will be required to change or limit our products. Nonetheless, if additional government restrictions are imposed, such restrictions could slow our ability to realize a return on our investments in new data-driven products or result in additional costs not currently anticipated.

Our services are highly dependent on the effective and efficient use of technology and our overall information management infrastructure.

If we are unable to acquire, establish and maintain our information management systems to ensure accurate, reliable and timely data processed in an efficient and cost effective manner, we may not be able to meet the needs of clients, enhance existing services or develop new lines of business. This inability could have an adverse effect on our business and long-term growth prospects.

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities. Any errors or vulnerabilities in our products and services, or damage to or failure of our systems, could result in interruptions in our services, which could reduce our revenue and results of operations.

Risks Related to Our Common Stock; Liquidity Risks

Our securities are “Penny Stock" and subject to specific rules governing their sale to investors.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for Company’s shareholders to sell shares of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is very limited recent trading activity in our common stock and there is no assurance that an active market will develop in the future.

There is only very limited trading activity in our common stock and essentially no liquidity for our securities. Further, although the common stock is currently quoted on the OTC Pink Market, maintained by OTC Markets, Inc., trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult or impossible to dispose of, or to obtain accurate quotations of the price of, the common stock. There can be no assurance that an active market for our common stock will ever develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of the common stock and our ability to raise capital.

Because we became public by means of a Share Exchange, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “Share Exchange.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf in the future.

Compliance with the reporting requirements of federal securities laws can be expensive.

The Company is a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. In addition, the Company will incur substantial expenses in connection with the preparation of the Registration Statement and related documents with respect to the registration of resales of the Common Stock owned by its shareholders.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of its Common Stock.

The Company may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. The Company may have difficulty attracting and retaining directors with the requisite qualifications. If the Company is unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming the Company elects to seek and are successful in obtaining such listing) could be adversely affected.

The Company may have undisclosed liabilities and any such liabilities could harm the Company’s revenues, business, prospects, financial condition and results of operations.

Even though we represented in the Share Exchange Agreement that we had no liabilities at the closing of the Share Exchange, there can be no assurance that there are no unknown liabilities. Any such liabilities that survive the Share Exchange could harm the Company’s revenues, business, prospects, financial condition and results of operations upon the Company’s acceptance of responsibility for such liabilities.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or detect fraud. Consequently, investors could lose confidence in the Company’s financial reporting and this may decrease the trading price of its stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period. Such a documented weakness could restrict our ability to timely gather, analyze and report information relative to our financial statements.

Because of our limited resources, there are limited controls over our information processing. There is inadequate segregation of duties consistent with control objectives. Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff. Currently, we are unable to afford to hire additional staff to facilitate greater segregation of duties but will reassess our capabilities in the following year.

Management believes that the material weaknesses set forth above are the result of the lack of scale of our operations and are intrinsic to our small size. Nonetheless, our small size and our current internal control deficiencies may have a material adverse effect on our ability to accurately and timely report our financial information which, in turn, may have a material adverse effect on our financial condition.

As a result of our small size and our current internal control deficiencies, our financial condition, results of operation and access to capital may be materially adversely affected.

The price of the Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of the Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in the Company’s operating results or financial condition;
•	announcements of developments by the Company or its competitors;
•	regulatory actions regarding the Company’s products
•	announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting the Company’s industry;
•	additions or departures of key personnel;
•	introduction of new products by the Company or its competitors;
•	sales of the Company’s Common Stock or other securities in the open market; and
•	other events or factors, many of which are beyond the Company’s control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against the Company, whether or not successful, could result in substantial costs and diversion of its management’s attention and resources, which could harm the Company’s business and financial condition.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of the common stock.

In the future, the Company will likely issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of its present stockholders. The Company may also issue additional shares of its common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of common stock may create downward pressure on the trading price of the common stock. It should be expected that the Company will be required to issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including issuances at a price (or exercise prices) below the price at which shares of the common stock is currently traded on the OTC Markets.

The Common Stock is controlled by insiders.

The Company’s officers and directors beneficially own approximately 58.20% of our outstanding shares of Common Stock. Such concentrated control of the Company may adversely affect the price of its Common Stock. Investors who acquire Common Stock may have no effective voice in the management of the Company. Sales by insiders or affiliates of the Company, along with any other market transactions, could affect the market price of the Common Stock.

There are a significant number of shares of common stock eligible for sale, which could depress the market price of such shares.

There are 19,345,404 shares of restricted common stock held by existing shareholders. A significant number of such shares will become available for sale in the public market at various times during 2016 (subject to certain regulatory rules and restrictions). In addition, we have an obligation to register a significant number of shares for resale from our prior offerings. (Please refer to Financing Transactions under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.) The availability of such a large number of shares of common stock for sale in the public market could harm the market price of our stock.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS ANNUAL REPORT ON FORM 10-K, YOU SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located in leased premises, under a month-to-month agreement, at 119 West 24th Street, 4th Floor, New York, NY 10011 and our phone number is 646-825-8549.

Item 3. Legal Proceedings.

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

We anticipate that we will expend significant financial and managerial resources in the defense of our intellectual property rights in the future if we believe that our rights have been violated. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was traded on the OTCQB marketplace under the symbol RLQT from June 10, 2015 through September 22, 2015. Our common stock was traded on the OTCQB marketplace under the symbol “LOGX” from September 23, 2015 through February 13, 2016. Currently, our common stock is traded on the OTC Pink marketplace under the symbol “LOGX”. The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On April 12, 2016, the closing price of our common stock as reported on the OTC Pink marketplace was $0.11 per share.

Quarter Ended	High	Low
March 31, 2015	***	***
June 30, 2015	$1.40	$1.25
September 30, 2015	$2.50	$0.40
December 31, 2015	$0.53	$0.44
March 31, 2016	$0.46	$0.01

***Our common stock did not trade between approximately July 15, 2013 and June 9, 2015.

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Holders

As of April 14, 2016, 23,345,035 shares of Common Stock were issued and outstanding, which were held by approximately 57 holders of record. We also believe there are more owners of our common stock whose shares are held by nominees or in street name.

Dividends

We have not paid any dividends and we do not anticipate paying any cash dividends in the foreseeable future and we intend to retain all of our earnings, if any, to finance our growth and operations and to fund the expansion of our business. Payment of any dividends will be made in the discretion of our Board of Directors, after our taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

2015 Equity Incentive Plan

The Board of Directors and stockholders of the Company have adopted the 2015 Equity Incentive Plan, which reserves a total of 3,000,000 shares of Common Stock for issuance under the 2015 Plan. If an incentive award granted under the 2015 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2015 Plan.

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

Administration

It is expected that the Board will administer the 2015 Plan. Subject to the terms of the 2015 Plan, the Board would have complete authority and discretion to determine the terms of awards under the 2015 Plan.

Grants

The 2015 Plan is expected to authorize the grant to 2015 Plan participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

•	Options granted under the 2015 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from the Company at a specified exercise price per share. The exercise price for shares of Common Stock covered by an option cannot be less than the fair market value of the Common Stock on the date of grant unless agreed to otherwise at the time of the grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the Board, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The Board may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	The 2015 Plan authorizes the granting of stock awards. The Board will establish the number of shares of Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board is expected to have the power to amend, suspend or terminate the 2015 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2015 Plan would terminate ten years after it is adopted.

The table below sets forth information as of December 31, 2015 with respect to compensation plans under which our common stock or options are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	–	$–	3,000,000
Equity compensation plans not approved by security holders	–	$–	–
Total	–	$–	3,000,000

Item 6. Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report.

As the result of the transactions of which Peerlogix Technologies, Inc. became a wholly-owned subsidiary of the Company and the change in business and operations of the Company from a shell company to a technology company, a discussion of our financial results prior to the Share Exchange is not pertinent, and the financial results of PeerLogix Technologies, Inc., the accounting acquirer, are considered the financial results of the Company on a historical and going-forward basis.

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations for the Years ended December 31, 2015 and 2014

The following table sets forth the summary income statement for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31, 2015	December 31, 2014
Revenues	$2,520	$–
Operating Expenses	$(1,498,141)	$(271,596)
Other Income (Expense), net	$(24,893)	$(3,563)
Net Loss	$(1,520,514)	$(275,159)

Revenues: From inception through December 31, 2015 the Company has generated minimal revenues.

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

Operating expenses increased by 452% during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The overall $1,226,545 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase of payroll and related expenses of $269,000 due to an increase in officers’ salaries and the hiring of a Chief Accounting Officer (“CAO”) and a project manager and a project manager assistant. In February 2016, the employment of the CAO was terminated.
•	An increase of research and development expenses of $236,000. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred until such time that technological feasibility of our product has been established.
•	An increase in equity-based compensation expense of $86,000. During the year ended December 31, 2015, the Company recognized $150,000 of equity-based compensation as a result of an equity-based award granted to a consultant. During the year ended December 31, 2014, the Company recognized $64,000 of equity- based compensation as a result of an equity-based award granted to a consultant.
•	An increase in professional fees of $492,000 (excluding equity-based compensation - see above). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations; an increase in accounting and auditing fees related to public filing requirements; and an increase in legal fees related to merger activities partially offset by a substantial decrease in legal fees related to patent costs.
•	An increase in computer and internet expenses of $39,000 primarily due to increases in server costs. The Company leases servers on a monthly basis from a third party.
•	An increase in rent expense of $25,000 due to the Company entering into a new lease agreement for its office facility.
•	An increase in travel and travel related expenses of $19,000 due to the Company primarily due to an increase in trade show and marketing related activities.
•	An increase in advertising of $29,000 as a result of the Company bringing its product to market during 2015.
•	An increase in insurance expense of $12,000 as a result of the Company attaining additional insurance coverages.

Other income (expenses), net: Other income (expense), net consists primarily of interest expense primarily related to the Company’s convertible promissory notes and notes payable.

Other income (expense), net - increased by $21,330 to $(24,893) during the year ended December 31, 2015 as compared to $(3,563) during the year ended December 31, 2014.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2015 compared to December 31, 2014:

	Period ended
	December 31, 2015	December 31, 2014	Increase/ (Decrease)
Current Assets	$21,271	$10,544	$10,727
Current Liabilities	$297,728	$200,738	$96,990
Working Capital Deficit	$(276,457)	$(190,194)	$(86,263)

As of December 31, 2015, we had working capital deficit of $276,457 as compared to a working capital deficit of $190,194 as of December 31, 2014, an increase of $86,263. During the year ended December 31, 2015 we received net proceeds of $1,248,512 from the issuance of common stock and warrants and converted $91,162 of convertible debt and accrued interest. The Company used the proceeds to pay down debt and fund operations during the year. The decrease in our working capital is primarily attributable to our historic negative cash flow from operations resulting in our growing accounts payable and accrued liabilities.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the first quarter of 2016. We have been funded primarily by a combination of equity issuances and debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At December 31, 2015, we had cash totaling approximately $1,300. We believe our existing available cash is insufficient to enable the Company to meet the working capital requirements for the near future. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern and Management’s Liquidity Plans

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2015, a net loss and net cash used in operating activities for the year then ended and has generated only minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company may also require additional funding to finance the growth of our anticipated future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

The Company’s plan regarding these matters is to raise additional debt and/or equity financing to allow the Company the ability to cover its current cash flow requirements and meet its obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that the Company is unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, the Company may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Share Exchange Transaction

On August 14, 2015 (the “Closing Date”), we and the shareholders of PeerLogix Delaware entered into a Share Exchange Agreement.

Pursuant to the Share Exchange Agreement, on the Closing Date, all of the shareholders of PeerLogix Delaware exchanged all of their shares of common stock of PeerLogix Delaware for newly issued shares of our common stock (the “Share Exchange”). Pursuant to the Share Exchange, PeerLogix Delaware became our wholly-owned subsidiary, which we continue to utilize for our business operations.

Simultaneously with the Share Exchange, on the Closing Date all of the issued and outstanding options and warrants to purchase shares of PeerLogix Delaware’s common stock were exchanged, respectively, into options (the “New Options”) and warrants (the “New Warrants”) to purchase shares of our common stock. The number of shares of our common stock issuable under, and the price per share upon exercise of, the New Options and the New Warrants were the same as those of the original options and warrants of PeerLogix Delaware, as a result of a 1 for 1 exchange ratio of securities pursuant to the Share Exchange, which is described in the Share Exchange Agreement. The New Options will be administered under the Company’s 2015 Equity Incentive Plan, which the Company assumed and adopted on the Closing Date in connection with the Share Exchange.

A copy of the Share Exchange Agreement was attached as Exhibit 2.1 to a Current Report on Form 8-K filed with the SEC on August 17, 2015 and is incorporated herein by reference.

Financing Transactions

During February and March 2015 (“Offering 1”), the Company sold $500,000 of units to investors. Each unit was sold at a price of $0.50 per unit and consisted of one (1) share of common stock, par value $0.001 per share, and one (1) warrant entitling the holder to purchase one share of common stock for a five-year period at an exercise price of $0.60 per share. An aggregate of 1,000,000 shares and 1,000,000 warrants were issued to such investors. The placement agent received as compensation for its services $50,000 (10% commission) and warrants to purchase 50,000 units at a price of $0.01 per unit, with each unit consisting of one share of common stock and one warrant to purchase a share of common stock at a price of $0.60 per share. The value of the warrants was a direct cost of the private placement and has been recorded as an increase and decrease to additional paid in capital. In addition, the Company incurred legal and other miscellaneous costs in the amount of $14,263 related to the transaction, which were offset against equity.

During August and September 2015 (“Offering 2”), the Company sold 1,683,333 units at a price of $0.60 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock. The warrants (the “Investor Warrants”) are exercisable for a period of five years at a purchase price of $0.72 per share of Common Stock. The investors in the closing collectively purchased 1,683,333 Units for total cash consideration of $1,010,000. The placement agent received as compensation for its services $101,000 (10% commission) and warrants to purchase 168,333 units at a price of $0.60 per unit, with each unit consisting of one share of common stock and one warrant to purchase a share of common stock at a price of $0.60 per share. The placement agent warrants are exercisable for a period of five years. The value of the warrants was a direct cost of the private placement and has been recorded as an increase and decrease to additional paid in capital. The placement agent also received payment of a 3% non-accountable expense allowance in the amount of $30,300. In addition the Company incurred legal and other miscellaneous costs in the amount of approximately $66,000 related to the transaction, which were offset against equity.

All of the securities issued in connection with Offering 1, Offering 2 and the Share Exchange (collectively the “Transactions”) are “restricted securities,” and as such are subject to all applicable restrictions specified by federal and state securities laws. In connection with Offering 1, Offering 2 and the Share Exchange, the Company entered into registration rights agreements with all of its shareholders. Under the terms of the registration rights agreements, the Company has committed to file a registration statement covering the resale of (i) all shares of common stock outstanding as of August 14, 2015, the closing date of the Share Exchange; (ii) all of the shares of common stock underlying the Investor Warrants in Offering 2 and the warrants that were included in the Offering 1 units; (iii) all of the shares issuable upon exercise of the placement agent warrants (and the shares underlying the warrants issuable upon exercise of such placement agent warrants) issued in Offering 1 and Offering 2 within 60 days from August 14, 2015 (the “Filing Deadline”), and shall use commercially reasonable efforts to cause the registration statement to become effective no later than 90 days after it is filed (the “Effective Deadline”).

The Company has agreed to use reasonable efforts to maintain the effectiveness of the registration statement through the one year anniversary of the date the registration statement is declared effective by the SEC, or until Rule 144 of the Securities Act is available to investors in the Offerings with respect to all of their shares, whichever is earlier.

The holders of any registrable securities removed from the Registration Statement a result of a Rule 415 or other comment from the SEC shall have “piggyback” registration rights for the shares of Common Stock or Common Stock underlying such warrants with respect to any registration statement filed by the Company following the effectiveness of the registration statement which would permit the inclusion of these shares. As of the date of the filing of this report the registration statement has not been filed. The registration rights agreements do not contain a penalty clause for the failure to file a registration statement within the period agreed upon. However, we do not exclude the possibility that our shareholders may bring litigations against us in connection with claims arising out of our failure to file a registration statement pursuant to the registration rights agreements and seek remedies under the common law.

On January 28, 2016, the Company entered into a Securities Purchase Agreement (“SPA”), Promissory Note (the “January Note”) and Registration Rights Agreement (“RRA”) (collectively, the “Transaction Documents”) with Pinewood Trading Fund, L.P. (“Pinewood”). Pursuant to the SPA, the Company sold 100,000 shares (the “Shares”) of its common stock (the “Common Stock”), in exchange for Pinewood lending $105,000 (“Funding Amount”) to the Company pursuant to the Note with a principal amount of $131,250 (“Principal Amount”). The January Note is due on July 28, 2016 or earlier in the event that the gross proceeds of any Company offering equals or exceeds $300,000. The January Note is secured by all assets of the Company.

Under the terms of the RRA with Pinewood, the Company committed to file a registration statement on or prior to March 31, 2016 or any additional registration statements which may be required pursuant to the terms of the RRA on or prior to the earliest practical date (“Filing Date”), covering, among other things, the resale of all or such portion (as permitted by SEC Guidance and Rule 415) of all of the Shares and any shares of Common Stock issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the Shares (the “Registrable Securities”) on such Filing Date that are not then registered on an effective registration statement. The Company has agreed to use its commercially reasonable best efforts to cause the registration statement to be declared effective under the Securities Act as promptly as practicable after the filing thereof, and use its commercially reasonable best efforts to keep such registration statement continuously effective under the Securities Act until all Registrable Securities covered by such registration statement have been sold, or may be sold without volume restrictions pursuant to Rule 144, as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the Company’s transfer agent and Pinewood (the “Effectiveness Period”).

If the Company fails to file the registration statement on or prior to the Filing Date, or fails to maintain the effectiveness of the registration statement pursuant to the terms of the RRA, the Company may be subject to partial cash liquidated damages, and not as a penalty, equal to $2,500 per month (not to exceed an aggregate of $20,000), pro-rated for periods of less than 30 days. If the Company fails to pay any partial liquidated damages in full within seven (7) days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to Pinewood, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. As of the date of the filing of this report, the registration statement has not been filed.

On April 8, 2016 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “Agreement”) with Attia Investments, LLC, a related party (the “Investor”). A shareholder of the Company who owns in-excess of 5% of the Company’s common stock is the managing member of Attia Investments, LLC. Under the Agreement, the Investor agreed to purchase senior secured convertible debentures in the aggregate principal amount of up to $125,000 (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on October 8, 2016, extended to April 8, 2017 at the discretion of the Investor. The principal amount of the Debentures shall equal the amount funded by the Investor together with an original issue discount of 20%. The Debentures are secured by all assets of the Company.

On the Initial Closing Date, we issued and sold to the Investor, and the Investor purchased from us, a first Debenture in the principal amount of $68,750 for a purchase price of $55,000. $13,750 was recorded as an original issue discount and will be accreted over the life of the note to interest expense.

The principal amount of the Debentures can be converted at the option of the Investor into shares of our common stock at a conversion price per share of the lower of (i) $0.05 or (ii) the price per share in an offering of securities prior to the maturity date. In order to induce Investors to invest in the Debentures, the Investors will be issued two shares of Company common stock for each $1.00 invested.

The Agreement provides that, the shares of Company common stock and stock options held by William Gorfein, CEO and Joshua Partridge, COO (the “Founders Shares”), together with medallion guaranteed stock powers relating thereto, shall be placed into an escrow account established by the Investor and shall be held pending a determination by the Board of Directors, in consultation with the Investor, of the status of the operations of the Company. Within 45 days following the Initial Closing Date the Company shall deliver to the escrow agent a written notice which shall state that the board of directors of the Company, in consultation and agreement with the Investor, have made one of the following determinations:

(a)	adequate funding, on terms and conditions acceptable to both the Company and the Investor, is made available to the Company and is sufficient to ensure that the Company can execute its business plan; or
(b)	such funding is not available to the Company, in which case the Company intends to structure a transaction as a result of which either (i) the shares of the Company and a wholly-owned subsidiary of the Company, and the operations thereof shall be returned to the CEO and COO and the Founders Shares shall be cancelled, but the Company shall be entitled to a 10% royalty on sales generated by such operation for five years or (ii) the operations thereof shall be sold to a third party, and the CEO and COO shall become employees thereof or, if not so employed, the unemployed individual shall accept from the Company a cash payment in lieu of such employment equal to $25,000.

The Company can give no assurance that such funding will be available on terms and conditions acceptable to both the Company and the Investor, or at all.

Summary Cash flows for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31, 2015	December 31, 2014
Net cash used in operating activities	$(1,198,829)	$(148,950)
Net cash provided by financing activities	$1,190,078	$154,093

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense during 2015 and 2014, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the year ended December 31, 2014 to the year ended December 31, 2015 due primarily to an increase in equity-based compensation. In addition, the net increase in cash from changes in working capital activities from the year ended December 31, 2014 to the year ended December 31, 2015 primarily consisted of an increase in accounts payable and accrued expenses primarily due to an increase in accrued payroll and payroll related expenses, accrued legal fees related to merger activities, accrued accounting and auditing fees and accrued consulting fees related to research and development expenses, business development, financial advisory services and investor relations. These increases in cash from changes in working capital activities are offset by an increase in prepaid insurance expense.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes, related party loans and proceeds from the issuance of common stock and warrants of the Company.

Cash provided by financing activities increased from the year ended December 31, 2014 to the year ended December 31, 2015, primarily driven by an increase in proceeds from the issuance of common stock and warrants offset by the repayment of notes payable and related party loans.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements included elsewhere in this Filing.

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

Our significant accounting policies are summarized in Note 3 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 14, 2015, we engaged Marcum LLP as our independent registered public accounting firm, and effective August 14, 2015, we dismissed Scrudato & Co., PA (“Scrudato”), as our independent registered public accounting firm. The decision to dismiss Scrudato and to appoint Marcum LLP was approved by our board of directors.

Scrudato’s report on our financial statements for either of the two most recent fiscal years ended December 31, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During our two most recent fiscal years ended December 31, 2014 and 2013 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Scrudato on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of Scrudato, would have caused Scrudato to make reference to the subject matter of the disagreement(s) in connection with its report. During our two most recent fiscal years ended December 31, 2014 and 2013 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided Scrudato with a copy of the disclosure in this Item 9 of this Report prior to its filing with the SEC, and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made in this Item 9, and if not, stating the respects with which it does not agree. A copy of the letter provided from Scrudato is filed as Exhibit 16.1 to this Report.

During our two most recent fiscal years ended December 31, 2014 and 2013 and in the subsequent interim period through the date of appointment, we have not consulted with Marcum LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Marcum LLP provided to us a written report or oral advice that Marcum LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with Marcum LLP regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

(b) Management's Report on Internal Control Over Financial Reporting

This Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).

Based on this assessment, management concluded that as of the period covered by this Annual Report on Form 10-K, it had material weaknesses in its internal control procedures.

As of period covered by this Annual Report on Form 10-K, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing.

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report herein.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of December 31, 2015, our executive officers and directors were as follows:

Name	Age	Position
William Gorfein	28	Chief Executive Officer and Director
Joshua Partridge	29	Chief Operating Officer, Secretary & Director
Charles Gonsher	29	Chief Accounting Officer
Timothy Askew	66	Director
Kevin Richardson	47	Director

William Gorfein – CEO, Founder of PeerLogix and Director

Mr. Gorfein’s leadership has spanned multiple organizations as he has provided services to companies and clients while functioning in both information technology and financially based roles. Most recently before cofounding PeerLogix, he was the lead solutions engineer for BreezeIT, a subsidiary of Core 3 Technologies in Orange County, CA. While in this capacity, Mr. Gorfein was responsible for overseeing the budget and managing the technical and implementation requirements for the majority of datacenter equipment and architectures sold to customers from the small business to the enterprise level. With over a decade of software and hardware development experience, Mr. Gorfein has developed extensive expertise in the areas of platform development, life-cycle management and server architecture.

Previously the technical lead of two major software initiatives, Mr. Gorfein oversaw the development and implementation of content monitoring software for a rights management group based in Los Angeles, and he has worked on independent software projects relating to O.C.R. (optical character recognition) and employee time management. Mr. Gorfein has hand-picked and managed multiple development teams and has led cross continent collaborations in Egypt, India and China.

Mr. Gorfein’s is experienced in understanding the underlying macro-conditions driving enterprises to adopt Information Technology, and successfully taking advantage of these trends through foresight, creativity and resource management abilities. He received his Bachelor’s degree with a focus on Economy and Industry from the University of Arizona in Tucson, AZ.

Joshua Partridge – Chief Operating Officer, Founder of PeerLogix and Director

In 2008, Mr. Partridge began working for Arsenal Pictures, a boutique international sales agency for motion pictures located in Los Angeles, CA. While in this role, he handled acquisitions and sales, as well as the majority of day-to-day operations, helping the firm achieve greater international and domestic sales distribution. After three years of serving in this role and experiencing the dramatic shift occurring within the Entertainment Industry’s global distribution channels, he began independently consulting for clients in the areas of technology, management and business development. Mr. Partridge was contracted to counsel both content producers and law firms on their media protection strategies, as well as production consulting, quality control, revenue projections and investor relations for television and film companies.

In 2012, Mr. Partridge partnered with William Gorfein to form PeerLogix with the goal of helping organizations in a multitude of industries gain deeper understanding of their consumers and audience base. Mr. Partridge was our Secretary and a Director since inception as well as our Head of Business Development. On September 10, 2015 our Board of Directors appointed Mr. Partridge to the position of Chief Operating Officer. He received his Bachelor of Science degree in Regional Development with a focus on economic growth from the University of Arizona in Tucson, AZ.

Charles Gonsher – Chief Accounting Officer

From 2013 to August 2015, Mr. Gonsher served as Group Finance Manager at Google Ventures, where he managed a team of analysts in geocommerce financial operations activity for the purposes of seed, growth and venture funding on behalf of Google’s investments in technology startups across the United States and internationally. From 2011 to 2013, he was a financial advisor at Waddell & Reed, and from 2009 to 2011 was an enrolled agent at 20/20 Financial Consulting, Inc. Mr. Gonsher holds a BS in Accounting and Finance from University of Colorado at Boulder.

Timothy Askew – Director

Timothy Askew is the Founder and CEO of Corporate Rain International, the elite international sales outsourcing boutique and consulting firm.  He writes a popular weekly column for Inc. Magazine and is the author of the recently published The Poetry of Small Business.  Mr. Askew is a founding member of the Inc. Business Owner's Council and sits on the board of the Darien Theatre.  He has produced for Broadway, as well appearing on Broadway as an actor.

Mr. Askew has a BA in History and an MA in Philosophy and Religion from Emory University in Atlanta, Georgia.  He also has an MA in Education from Claremont Graduate School in California.  He has served on the Small Business Advisory Council for the State of New York. Mr. Askew frequently mentors fledgling entrepreneurs in New York and nationally.

Kevin Richardson – Director

Mr. Richardson, age 47, is currently Chairman of the board of directors of SANUWAVE Health, Inc. since August 2005. Mr. Richardson founded Prides Capital LLC and Prides Capital Partners LLC in January 2004 where he is Managing Director. Prides Capital LLC and Prides Capital Partners LLC specialize in strategic block, active investing in small-cap and micro-cap public and private companies. From April 1999 until the end of 2003, Mr. Richardson was a partner at Blum Capital Partners, a $2.5 billion investment firm. Between May 1999 and September 2003, Mr. Richardson was the lead public partner on 18 investments. Prior to joining Blum Capital, Mr. Richardson was an analyst at Tudor Investment Corporation, an investment management firm.

Previously, Mr. Richardson spent four years at Fidelity Management and Research where he was the assistant portfolio manager of the Fidelity Contra Fund, a registered investment company. Mr. Richardson also managed Fidelity Airline Fund, the Fidelity Aerospace and Defense Fund, and performed research and analysis in a variety of industry sectors (computer services, business services, media, financial services, and healthcare information technology). Mr. Richardson is also a member of the board of directors of As Seen On TV, Inc., a publicly traded multichannel distributor of As Seen On TV products and Pegasus Solutions, Inc., a travel technology company and was previously a board member of Healthtronics, Inc. and QC Holdings, Inc. Mr. Richardson received an undergraduate degree from Babson College and an M.B.A. from Kenan-Flagler Business School at the University of North Carolina.

Board Committees

The Company does not intend to maintain a board of directors that is composed of a majority of “independent” directors. The Company does not expect to appoint an audit committee, nominating committee and/or compensation committee, or to adopt charters relative to each such committees as at the date of this Report, but may adopt such charters and appoint such committees in the future.

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
William Gorfein	2015	$121,301	$0					$121,301
(CEO and director (1)	2014	$23,952	$0					$23,952

Joshua Partridge	2015	$77,851	$0					$77,851
(COO, Secretary and director)	2014	$2,100	$0					$2,100

Charles Gonsher	2015	$33,808	$0					$33,808
(CAO) (4)

Steven Allen Friedman	2015	$0	$0					$0
(Former CEO and director) (5)	2014	$0	$0					$0

Jay Lasky	2015	$0	$0					$0
(Former CEO and director) (6)

(1)	Mr. Gorfein was appointed Chief Executive Officer and Director on August 13, 2015.

(2)	Mr. Partridge was appointed Chief Operating Officer on September 10, 2015.

(3)	Mr. Partridge was appointed Director on August 13, 2015.

(4)	Mr. Gonsher was appointed Chief Accounting Officer on September 10, 2015. On February 18, 2016 Mr. Gonsher’s employment agreement was terminated.

(5)	Mr. Friedman resigned as officer and director of the Company on April 13, 2015.

(6)	Mr. Lasky served as officer and director of the Company from April 13, 2015 to August 14, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2015.

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Exercised Unearned Options	Option Exercise Price	Option Expiration Date
William Gorfein (CEO) (1)	–	–	–	–	–
Joshua Partridge (COO) (Secretary) (2)	–	–	–	–	–

(1)	Mr. Gorfein is to be granted options to acquire 300,000 shares of restricted stock of the Company, which shall be subject to, and vest over a period of three (3) years. The complete terms of the options have not been finalized as of the date of this filing. The Company expects to issue Mr. Gorfein the options during the second quarter of 2016.

(2)	Mr. Partridge is to be granted options to acquire 300,000 shares of restricted stock of the Company, which shall be subject to, and vest over a period of three (3) years. The complete terms of the options have not been finalized as of the date of this filing. The Company expects to issue Mr. Partridge the options during the second quarter of 2016.

Employment Agreements

Each of the named executive officers executed employment agreements with the Company in August 2015, which was adopted by us upon closing of the Share Exchange.

Mr. Gorfein’s employment agreement is for a period of three (3) years, after which the agreement is renewable for one (1) year periods, unless the Company or Mr. Gorfein gives six (6) months’ notice of the intention to terminate the agreement. Mr. Gorfein receives a salary of $120,000 per year with annual increases of 10% per year. Mr. Gorfein may also receive an annual cash bonus in an amount to be determined by the Board of Directors.

Mr. Partridge’s employment agreement is for a period of three (3) years, after which the agreement is renewable for one (1) year periods, unless the Company or Mr. Partridge gives six (6) months’ notice of the intention to terminate the agreement. Mr. Partridge receives a salary of $120,000 per year with annual increases of 10% per year. Mr. Partridge may also receive an annual cash bonus in an amount to be determined by the Board of Directors.

Mr. Gorfein and Mr. Partridge are each to be granted options to acquire 300,000 shares of restricted stock of the Company, which shall vest over a period of three (3) years. The complete terms of the options have not been finalized as of the date of this filing. The Company expects to issue Mr. Gorfein and Mr. Partridge the options during the second quarter of 2016.

The Company agrees to promptly reimburse Mr. Gorfein and Mr. Partridge for all reasonable and necessary business expenses, including without limitation, telephone and other charges incurred by them on behalf of the Company. In addition, the Company has agreed to provide Mr. Gorfein and Mr. Partridge with health insurance.

On August 31, 2015, the Company entered into an employment agreement with Charles Gonsher as the Company’s Chief Accounting Officer. The agreement called for a two year term, an annual salary of $90,000 per annum. In addition, Mr. Gonsher will be granted an option to purchase 240,000 shares of the Company’s common stock. As of December 31, 2015 the terms of the options had not been finalized. On February 18, 2016, Mr. Gonsher’s employment agreement was terminated.

Limits on Liability and Indemnification

We provide directors and officers insurance for our current directors and officers.

Our certificate of incorporation eliminates the personal liability of our directors to the fullest extent permitted by law. The certificate of incorporation further provide that the Company will indemnify its officers and directors to the fullest extent permitted by law. This indemnification covers at least negligence on the part of the indemnified parties. Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers, and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which as of April 14, 2016, is comprised of Kevin Richardson, William Gorfein, Joshua Partridge and Timothy Askew.

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.

Our Board of Directors does not currently have any committees, such as an audit committee or a compensation committee. However, the Board of Directors may establish such committees in the future, and will establish an audit committee and a compensation committee (and any other committees that are required) if the Company seeks to be listed on a national securities exchange.

Term of Office

Directors are appointed to hold office until the next annual general meeting of stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by our Board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. Our bylaws provide that officers are appointed annually by our Board and each executive officer serves at the discretion of our Board.

Director Compensation

The Company does not pay members of its Board of Directors any cash compensation and currently compensates the Board through the issuance of stock options. No directors received any compensation as such for the fiscal years ended December 31, 2015 and 2014.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	The director is, or at any time during the past three years was, an employee of the company;
•	The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	A family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
•	The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, Mr. Richardson and Mr. Askew are considered independent directors.

Code of Business Conduct and Ethics Policy

We have not yet adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our Common Stock as of April 14, 2016 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of April 14, 2016 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The following table assumes 23,345,035 shares are outstanding as of April 14, 2016.

Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
William Gorfein	6,662,042	28.54%
Joshua Partridge	6,662,042	28.54%
Kevin Richardson	Null
Timothy Askew	125,002	*

All directors, director appointees and executive officers as a group (4 persons)	13,449,086	57.61%

5% or greater stockholder
Offer Attia 217 Forest Avenue New Rochelle, NY 10804	1,199,822	5.14%
Attia Investments, LLC (1) (2) 217 Forest Ave New Rochelle, NY 10804	1,512,500	6.12%
GlaBro US Holdings, LLC (3) 700 White Plains Suite 317 Scarsdale NY 10583	1,166,350	5.00%

__________

* Less than 1%

(1)	The person having voting, dispositive or investment powers over Attia Investments, LLC is Offer Attia.
(2)	Including 137,500 shares of common stock and 1,375,000 shares of common stock upon the conversion of notes held by Attia Investments, LLC.

(3)	The person having voting, dispositive or investment powers over GlaBro US Holdings, LLC is Andrew Glashow.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Procedures and Policies

We consider “related party transactions” to be transactions between our Company and (i) a director, officer, director nominee or beneficial owner of greater than five percent of our stock; (ii) the spouse, parents, children, siblings or in-laws of any person named in (i); or (iii) an entity in which one of our directors or officers is also a director or officer or has a material financial interest.

Our Board of Directors is vested with the responsibility of evaluating and approving any potential related party transaction, unless a special committee consisting solely of independent directors is appointed by the Board of Directors. We do not have any formal policies or procedures for related party transactions.

Transaction with Corporate Rain

On March 9, 2015, the Company engaged with a preeminent lead generation and presales outsourcing firm, Corporate Rain International (“CRI”). Tim Askew, a member of the Company’s Board of Directors, is the founder and CEO of CRI. CRI’s lead generation abilities are intended to accelerate the Company’s market penetration and growth rate. Efforts undertaken by the Company’s public relations engagement(s) are intended to augment and enhance the capabilities of its presales staff provided by CRI. CRI will be compensated $6,000 per month along with a flat commission of $500 for each customer referred by CRI to the Company per the terms of the engagement.

Through these marketing, public relations, investor relations and presales efforts, the Company hopes to generate sufficient market interest to support sales, and therefore targeted revenue projections.

As of December 31, 2015, the Company and CRI suspended the engagement to reassess sales strategies.

Change in Control of the Company

On April 13, 2015, pursuant to a stock purchase agreement (“SPA”), Steven Allen Friedman, the owner of 18,000,000 shares of our common stock and the Company’s then President, Chief Executive Officer, Chief Financial Officer and Director, sold the 18,000,000 shares to Captain’s Crew LLC (“CC”), which was 100% owned and managed by Jay Lasky, for aggregate consideration of $370,613.30, or approximately $0.0206 per share. Upon completion of the purchase, CC owned 18,000,000 shares, or approximately 94.8% of the Company’s then issued and outstanding Common Stock. In accordance with the purchase, effective on the same day, Mr. Friedman and Esther Gerson resigned from all positions of the Company, and Mr. Lasky was appointed to serve as the Company’s Chief Executive Officer and as the sole director.

Funds utilized for the purchase of the 18,000,000 shares by CC were provided by a number of unaffiliated persons that funded an escrow for the purpose of effecting a change of control of the Company in anticipation a share exchange. Subsequent to the purchase of shares by CC, the unaffiliated persons who funded CC also entered into agreements to acquire additional unrestricted shares of our common stock from certain non-affiliate shareholders of the Company.

Forward Split and Share Cancellation

Upon the closing of the Share Exchange on August 14, 2015 by and among the Company, PeerLogix Delaware and shareholders of PeerLogix Delaware, 18,000,000 shares of common stock were cancelled by CC for no consideration (the “Share Cancellation”). Our common stock was forward-split on a 4.04 for 1 basis on September 15, 2015 following the closing of the Share Exchange so that there would have been 3,999,631 shares of our common stock issued and outstanding before taking into account the issuance of shares of common stock to purchasers of Units, each consisting of one share of the Company’s Common Stock and a warrant to purchase one share of Common Stock, in the offering conducted concurrently with the Share Exchange (the “Offering”). (Please refer to Financing Transactions under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding the Offering.)

Upon the closing of the Share Exchange, Mr. Lasky resigned as Chief Executive Officer and sole director of the Company and officers and directors of PeerLogix Delaware were appointed to similar positions with the Company.

Transactions with the Placement Agent and its Related Parties

Prior to the commencement of the Share Exchange and the Offering, PeerLogix Delaware completed an offering (the “PeerLogix Delaware Offering”), wherein it sold 1,000,000 of its units to accredited investors (the “PeerLogix Delaware Units”) at a price of $0.50 per PeerLogix Delaware Unit, each of which consists of one share of common stock and a warrant to purchase one share of common stock of PeerLogix Delaware. The warrants are exercisable for a period of five years at a purchase price of $0.60 per share of common stock. WestPark, placement agent in the Peerlogix Delaware Offering as well as the Offering (the “Placement Agent”), received as compensation for its services $50,000 (10% commission) and warrants of PeerLogix Delaware that automatically converted upon the closing of the Share Exchange into warrants to purchase 50,000 of our Units at a price of $0.50 per Unit, with each Unit consisting of one share of our common stock and one warrant to purchase a share of our common stock at a price of $0.60 per share.

In June 2015, New World Merchant Partners LLC entered into an agreement with the Placement Agent pursuant to which it agreed to sell the Placement Agent or its designees an aggregate of 1,000,000 shares of common stock of PeerLogix Delaware and 250,000 shares of our Common Stock for aggregate consideration of $100 if designated milestones were satisfied in order to induce the Placement Agent to effect the Offering and the PeerLogix Delaware Offering. The 1,000,000 shares of PeerLogix Delaware may be deemed to be “restricted securities” and the 250,000 shares of our Common Stock are not considered “restricted securities.” Such milestones were not satisfied and such sale was never consummated.

The price of the units in the Offering and the PeerLogix Delaware Offering was determined following our discussions with the Placement Agent. Among the factors considered in the negotiations were our limited operating history, our history of losses, an assessment of our management and our proposed operations, our current financial condition, the prospects for the industry in which we operate, the prospects for the development of our business with the capital raised in the Offering and the PeerLogix Delaware Offering and the general condition of the securities markets at the time of the Offering and the PeerLogix Delaware Offering. The offering price of the Units or the exercise price of the Investor Warrants and the New Warrants does not necessarily bear any relationship to our assets, book value or results of operations or any other generally accepted criterion of value.

The Company has agreed to indemnify the Placement Agent and other broker-dealers who are FINRA members selected by the Placement Agent to offer and sell Units, to the fullest extent permitted by law against certain liabilities that may be incurred in connection with the Offering and the PeerLogix Delaware Offering, including certain civil liabilities under the Securities Act, and, where such indemnification is not available, to contribute to the payments the Placement Agent may be required to make in respect of such liabilities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Placement Agent, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Sales by PeerLogix Delaware

In the first quarter of 2015, PeerLogix Delaware completed the PeerLogix Delaware Offering, wherein it sold $500,000 of PeerLogix Delaware Units to accredited investors. Each PeerLogix Delaware Unit was sold at a price of $0.50 and consisted of one (1) share of common stock, par value $0.001 per share, of PeerLogix Delaware and one (1) warrant entitling the holder to purchase one share of common stock of PeerLogix Delaware for a five-year period at an exercise price of $0.60 per share. All of the net proceeds that PeerLogix Delaware received from the PeerLogix Delaware Offering were for PeerLogix Delaware’s working capital. All of the PeerLogix Delaware Units sold in the PeerLogix Delaware Offering were converted to our securities upon the closing of the Share Exchange. The Placement Agent also acted as placement agent in connection with the PeerLogix Delaware Offering and received as compensation for its services $50,000 (10% commission) and warrants of PeerLogix Delaware that automatically converted upon the closing of the Share Exchange into warrants to purchase 50,000 of our Units at a price of $0.50 per Unit, with each Unit consisting of one share of our common stock and one warrant to purchase a share of our common stock at a price of $0.60 per share.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services rendered by Marcum LLP (“Marcum”) for the audit of our annual financial statements and review of financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2015 and 2014 were approximately $68,000 and $65,000.

The aggregate fees billed for professional services rendered by Scrudato & Co., PA (“Scrudato”) for the review of our financial statements for the year ended December 31, 2015 were $4,000. The aggregate fees billed for professional services rendered by Scrudato for the audit of our annual financial statements and review of financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 were $3,500.

The following table shows the fees for professional services rendered by Marcum and Scrudato during those periods:

Fee Category	2015	2014
Audit Fees	$72,000	$68,500
Audit-Related Fees	$–	$–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total Fees	$72,000	$68,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements. Audit-related fees consist of fees billed for professional services rendered for the review of SEC filings or other reports containing the audited financial statements. Tax fees consist of fees to prepare the Company’s federal and state income tax returns. Other fees relate to advisory services related research on accounting or other regulatory matters.

Pre-Approval Policies and Procedures

Our board of directors is in the process of adopting a policy on pre-approval of audit and permissible non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Description of Exhibits
3(i)(1)	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed with the SEC on March 26, 2014)
3(i)(2)	Certificate of Incorporation and Amendment (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K as filed with the SEC on August 17, 2015)
3(i)(3)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed with the SEC on September 10, 2015)
3(ii)(1)	Bylaws (Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K as filed with the SEC on August 17, 2015)
16.1	Letter from Scrudato & Co., PA to the Securities and Exchange Commission, dated April 14, 2016 *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer *
101	Interactive Data Files *
101.SCH	Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

__________

* Filed herewith

Peerlogix, Inc.

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Peerlogix, Inc.

We have audited the accompanying consolidated balance sheets of Peerlogix, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerlogix, Inc., as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully disclosed in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Marcum LLP

      Marcum llp

New York, NY

April 14, 2016

Peerlogix, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets

Current Assets:
Cash	$1,298	$10,049
Prepaid expenses and other current assets	19,973	495
Total Current Assets	21,271	10,544

Total Assets	$21,271	$10,544

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued liabilities	$249,080	$74,973
Demand loans payable	15,000	15,000
Current maturities of notes payable - related party	–	56,158
Current maturities of convertible notes payable	–	25,000
Loans payable - officers	33,648	29,607
Total Current Liabilities	297,728	200,738

Long-Term Liabilities:
Convertible notes payable, net of current maturities	–	58,000
Total Long-Term Liabilities	–	58,000

Total Liabilities	297,728	258,738

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock par value $0.001: 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2015 and 2014	–	–
Common stock par value $0.001: 100,000,000 shares authorized;23,107,535 shares issued and outstanding as of December 31, 2015;16,000,002 shares issued and outstanding as of December 31, 2014	23,108	16,000
Additional paid in capital	1,245,416	(239,727)
Accumulated deficit	(1,544,981)	(24,467)
Total Stockholders' Deficiency	(276,457)	(248,194)

Total Liabilities and Stockholders' Deficiency	$21,271	$10,544

See accompanying notes to the consolidated financial statements

Peerlogix, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2015	December 31, 2014

Revenue	$2,520	$–

Operating expenses
Compensation	294,875	26,052
Research and development	293,516	57,407
Professional fees	704,718	126,411
General and administrative	205,032	61,726
Operating expenses	1,498,141	271,596

Loss from operations	(1,495,621)	(271,596)

Other income (expense)
Interest expense	(24,962)	(3,563)
Interest income	69	–

Other income (expense)	(24,893)	(3,563)

Net loss	$(1,520,514)	$(275,159)

Net loss per common share - basic and diluted	$(0.08)	$(0.02)

Weighted average common shares outstanding - basic and diluted	19,117,099	15,819,212

See accompanying notes to the consolidated financial statements

Peerlogix, Inc.

Consolidated Statements of Stockholders' Deficiency

For the Years Ended December 31, 2015 and 2014

							Additional		Total
	Class A Units		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2013	10,472	$45,000	–	$–	–	$–	$–	$(82,072)	$(37,072)

Class A units issued for services	698	64,037	–	–	–	–	–	–	64,037

Recapitalization from LLC to corporation	(11,170)	(109,037)	–	–	16,000,002	16,000	(239,727)	332,764	–

Net loss	–	–	–	–	–	–	–	(275,159)	(275,159)

Balance, December 31, 2014	–	–	–	–	16,000,002	16,000	(239,727)	(24,467)	(248,194)

Common stock and warrants issued for cash	–	–	–	–	2,683,336	2,683	1,507,318	–	1,510,001

Common stock and warrants issued for settlement of convertible notes	–	–	–	–	174,566	175	90,987	–	91,162

Related party loan forgiven	–	–	–	–	–	–	2,577	–	2,577

Common stock issued for services	–	–	–	–	250,000	250	149,750	–	150,000

Warrants issued for services	–	–	–	–	–	–	126,000	–	126,000

Stock issuance costs	–	–	–	–	–	–	(387,489)	–	(387,489)

Common stock issued in reverse recapitalization	–	–	–	–	3,999,631	4,000	(4,000)	–	–

Net loss	–	–	–	–	–	–	–	(1,520,514)	(1,520,514)

Balance, December 31, 2015	–	$–	–	$–	23,107,535	$23,108	$1,245,416	$(1,544,981)	$(276,457)

See accompanying notes to the consolidated financial statements

Peerlogix, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities:
Net loss	$(1,520,514)	$(275,159)
Adjustments to reconcile net loss to net cash used in operating activities
Class A units issued for services	–	64,037
Stock based compensation	150,000	–
Amortization of debt discount	8,750	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,478)	(495)
Accounts payable and accrued liabilities	182,413	62,667
Net Cash Used In Operating Activities	(1,198,829)	(148,950)

Cash Flows From Financing Activities:
Proceeds from demand loans	5,500	–
Repayment of demand loans	(5,500)	–
Proceeds from notes payable	17,500	–
Repayment of notes payable	(26,250)	–
Proceeds from notes payable - related party	–	53,725
Repayment of notes payable - related party	(53,725)	–
Proceeds from officer loans	4,041	17,368
Proceeds from convertible notes	–	83,000
Net proceeds from issuance of common stock and warrants	1,248,512	–
Net Cash Provided By Financing Activities	1,190,078	154,093

Net change in cash	(8,751)	5,143

Cash at beginning of year	10,049	4,906

Cash at end of year	$1,298	$10,049

Supplemental disclosures of cash flow information:
Interest paid	$19,360	$–
Income tax paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock and warrants issued for conversion of convertible notes and accrued interest	$91,162	$–
Stock issuance costs paid in the form of warrants	$126,000	$–
Forgiveness of related party loan	$2,577	$–
Original issue discount on notes payable	$8,750	$–
Recapitalization from LLC to corporation	$–	$223,727

See accompanying notes to the consolidated financial statements

Peerlogix, Inc.

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

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

Recent Developments

Acquisition of Peerlogix Technolgies, Inc.

On August 14, 2015, (the “Closing Date”) the Company and Peerlogix Technologies, Inc. (formerly Peerlogix, Inc.), a privately held company, entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the terms of the Merger Agreement, Peerlogix Technologies, Inc. exchanged all of their shares of common stock for newly issued common shares of the Company (the “Share Exchange”), with the Company remaining as the surviving corporation (the “Merger”).   Following the closing of the Merger, the Company changed its name to Peerlogix, Inc. The stockholders of the Company before the Share Exchange, after giving effect to cancellation of 18,000,000 shares of the Company’s common stock, retained 990,000 shares of the Company’s common stock, which after giving effect to a 4.04 for 1 split of the Company’s common stock (the “Stock Split”), will have become approximately 3,999,600 shares of Realco common stock. Upon closing the transaction, Peerlogix, Inc. had 21,049,602 shares of common stock outstanding. As a result of this transaction, the former owners of Peerlogix Technologies, Inc. own approximately 81.0% of Peerlogix, Inc. common stock as of the closing date.

The Share Exchange has been treated as a reverse merger and recapitalization of Peerlogix Technologies, Inc. for financial accounting purposes and the Company will continue the existing business operations of Peerlogix Technologies, Inc. as a wholly-owned subsidiary. The historical financial statements of the Company are those of Peerlogix Technologies, Inc, and of the consolidated entities from the date of merger forward. As a result of this merger, the equity sections of Peerlogix Technologies, Inc. for all prior periods presented reflect the recapitalization described above and are consistent with the December 31, 2015 and 2014 consolidated balance sheets presented for the Company.

Peerlogix Technologies, Inc. was incorporated on December 9, 2014 under the laws of the State of Delaware for the sole purpose of acquiring all of the outstanding membership units of IP Squared Technologies Holdings, LLC, an entity organized in 2012. Upon incorporation, the Company issued an aggregate of 16,000,002 common shares of the newly formed corporation’s common stock to the members of the LLC for all of the outstanding membership units of IP Squared Technologies Holdings, LLC (the “Recapitalization”).

As a result of the foregoing transactions, Peerlogix is now a data aggregation company providing a proprietary software as a service (“SAAS”) platform which enables the tracking and cataloguing of Torrent files and Torrent networks in order to determine consumer trends and preferences based upon media consumption. Prior to the merger, the Company had minimal operations.

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

Note 2 – Going Concern and Management Liquidity Plans

The Company has generated minimal revenues and continues to incur recurring losses from operations and has an accumulated deficit since inception. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $1,520,000 and net cash used in operations of approximately $1,200,000 for the year ended December 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's primary source of operating funds since inception has been cash proceeds from the sale of Class A units, common stock and common stock warrants, convertible debentures and notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. (See Note 14 for financing activities subsequent to December 31, 2015.)

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

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year-End

The Company elected December 31 as its fiscal year-end date.

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

The historical financial statements of the Company are those of PeerLogix Technologies, Inc., and of the consolidated entities from the date of merger forward. All significant inter-company balances and transactions have been eliminated.

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

Concentration of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The balance at times may exceed federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015 and 2014, the Company does not have any cash equivalents.

Income Taxes

Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of these differences that have been included or excluded in the financial statements or tax returns.

The Company follows a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on the recognition, classification, interest and penalties in interim periods, disclosure and transition.

The Company classifies interest expense and any related penalties, if any, related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2015 and 2014.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements for the years ended December 31, 2015 and 2014. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Prior to the Recapitalization in December 2014, the Company was a Delaware limited liability company that passed through income and losses to its members. As a result, the Company was not subject to any U.S. federal or state income taxes as the related tax consequences were reported by the individual members and would not have had a material impact on the consolidated financial statements. See Note 1.

Convertible Instruments

The Company bifurcates conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule when the host instrument is deemed to be conventional as that term is described under applicable U.S. GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Accounting for Warrants

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

Advertising

The Company expenses advertising when incurred. During the years ended December 31, 2015 and 2014, the Company incurred advertising expenses of $28,933 and $0, respectively.

Net Loss Per Share

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted earnings per share, when presented, includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents are excluded in the computation of diluted earnings per share since their inclusion would be anti-dilutive.

Total shares issuable upon the exercise of warrants and conversion of convertible promissory notes for the years ended December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Warrants	2,951,669	–
Convertible promissory notes	–	96,248
Total	2,951,669	96,248

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and amortized over the respective employment agreements or director service periods. For non-employees, the fair value of the award is measured on the commitment date and generally re-measured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations as if such amounts were paid in cash.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the warrant liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Executive Officer determines its valuation policies and procedures.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Executive Officer.

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

No such items existed as of December 31, 2015 and 2014.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation-Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D-Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest—Imputation of Interest.  To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250—Interest—Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2015-03 on its consolidated financial position.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact, if any, of the adoption of ASU 2015-04 on the consolidated financial statements.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

The FASB and the SEC have issued certain accounting standards updates and regulations that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2015 or 2014, and does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Note 4 – Demand Loans Payable

On January 24, 2013 a family member of an officer of the Company advanced $15,000 to the Company. The proceeds from the non-interest bearing advance were used for general operating expenses. As of December 31, 2015 and 2014, the Company is reflecting a liability of $15,000. The Company did not impute interest on the loan as it was deemed to be de minimus to the consolidated financial statements.

On January 30, 2015 an officer of a related party to the Company advanced $5,500 to the Company. The proceeds from the non-interest bearing advance were used for general operating expenses. The Company did not impute interest on the loan as it was deemed to be de minimus to the consolidated financial statements. On March 5, 2015, the loan was repaid.

Note 5 – Notes Payable

During June and July of 2015, the Company issued promissory notes in the aggregate principal amount of $17,500 to six lenders. The notes bore aggregate interest at 50%, calculated monthly, and matured August 1, 2015. If the notes are repaid within the first month, the lenders are to be repaid 50% interest on the notes (the “Original Issue Discount”), a minimum payment of $26,250. The Original Issue Discount was accreted to interest expense over the life of the notes. During August and September of 2015, the notes were repaid. Total interest paid on the notes amounted to $17,500.

Note 6 – Notes Payable – Related Party

On December 1, 2013, the Company issued a Senior Unsecured Note in the principal amount of $2,433 to a shareholder of the Company. The note bore interest at a rate of 5% per annum. Principal and accrued interest on the note was due and payable on the earlier of (i) June 30, 2015 and (ii) the date upon which the Company receives gross proceeds of any offering of indebtedness, equity securities, or other of no less than $500,000. During 2014, the Company received additional advances under the note totaling $53,725. At December 31, 2014 the principal balance on the note was $56,158. Note principal and interest in the aggregate of $55,585 was repaid on March 6, 2015, at which time, the remaining outstanding principal and interest on the note in the amount of $2,577 was forgiven and accounted for as contributed capital.

Note 7 – Convertible Notes Payable

a)	Senior Unsecured Convertible Notes

During December 2014, the Company issued Senior Unsecured Convertible Notes in the aggregate principal amount of $25,000. The notes bore interest at a rate of 5% per annum. Principal and accrued interest on the notes was due and payable on the earlier of (i) September 12, 2015 and (ii) the date upon which the Company receives gross proceeds of any offering of indebtedness, equity securities, or other of no less than $200,000 (the “Qualified Financing”). The notes automatically convert at the effective time of a Qualified Financing under the same terms given to investors in the Qualified Financing. During the first quarter of 2015, the Company entered into a Qualified Financing and the notes became convertible. As per the terms of the Qualified Financing, the noteholders converted an aggregate of $25,000 in principal and were issued 50,000 shares of common stock and 50,000 warrants entitling the holders to purchase one share of common stock for a five-year period at an exercise price of $0.60 per share.

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

The Company evaluated the provisions of the convertible notes periodically to determine whether any of the provisions would be considered embedded derivatives that would require bifurcation. Because the underlying common stock is thinly traded the shares of common stock underlying the convertible notes were not readily convertible to cash. Thus, the conversion option did not meet the net settlement requirement and would not be considered a derivative if freestanding. Accordingly, the convertible notes did not contain an embedded conversion feature that must be bifurcated.

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

Debt under these obligations is as follows:

	December 31, 2015	December 31, 2014
Convertible notes payable	$–	$83,000

Less: current maturities	–	(25,000)

Convertible notes payable, net of Current maturities	$–	$58,000

Note 8 – Loans Payable - Officers

During the year ended December 31, 2015 and in prior periods, one of the Company’s officers made non-interest bearing loans to the Company which are due on demand. As of December 31, 2015 and 2014 the Company is reflecting a liability of $33,648, and $29,607, respectively. The Company did not impute interest on the loan as it was deemed to be de minimus to the consolidated financial statements.

Note 9 – Stockholders’ Deficit

There is not yet a viable market for the Company’s common stock to determine its fair value, therefore management is required to estimate the fair value to be utilized in the determining stock-based compensation costs. In estimating the fair value, management considers recent sales of its common stock to third parties. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

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

Sale of Common stock

During February and March 2015 (“Offering 1”), the Company sold $500,000 of Units to investors. Each Unit was sold at a price of $0.50 per Unit and consisted of one (1) share of common stock, par value $0.001 per share, and one (1) warrant entitling the holder to purchase one share of common stock for a five-year period at an exercise price of $0.60 per share. An aggregate of 1,000,000 shares and 1,000,000 warrants were issued to such investors. The placement agent received as compensation for its services $50,000 (10% commission) and warrants to purchase 50,000 Units at a price of $0.01 per Unit, with each Unit consisting of one share of common stock and one warrant to purchase a share of common stock at a price of $0.60 per Share. The value of the warrants was a direct cost of the private placement and has been recorded as an increase and decrease to additional paid in capital. In addition, the Company incurred legal and other miscellaneous costs in the amount of $14,263 related to the transaction, which were offset against equity.

During August and September 2015 (“Offering 2”), the Company sold 1,683,333 Units at a price of $0.60 per Unit. Each Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock. The warrants (the “Investor Warrants”) are exercisable for a period of five years at a purchase price of $0.72 per share of Common Stock. The investors in the closing collectively purchased 1,683,333 Units for total cash consideration of $1,010,000. The placement agent received as compensation for its services $101,000 (10% commission) and warrants to purchase 168,333 Units at a price of $0.60 per Unit, with each Unit consisting of one share of common stock and one warrant to purchase a share of common stock at a price of $0.60 per Share. The placement agent warrants are exercisable for a period of five years. The value of the warrants was a direct cost of the private placement and has been recorded as an increase and decrease to additional paid in capital. The placement agent also received payment of a 3% non-accountable expense allowance in the amount of $30,300. In addition the Company incurred legal and other miscellaneous costs in the amount of approximately $66,000 related to the transaction, which were offset against equity.

Common stock issued for services

During the year ended December 31, 2015, the Company granted an aggregate of 250,000 restricted common shares to a consultant with a fair value of $150,000. The restricted shares vested immediately on the dates of issuance. The Company has recorded $150,000 in stock-based compensation expense for the year ended December 31, 2015, which is a component of professional fees in the consolidated statements of operations. The shares were valued based on recent sales of its common stock to independent qualified investors.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of its preferred stock are issued or outstanding.

Equity Incentive Plan

Before the Share Exchange, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which was submitted to and approved by the shareholders of the Company prior to the closing of the Share Exchange. The 2015 Plan provides for the issuance of up to 3,000,000 shares of common stock as incentive awards granted to executive officers, key employees, consultants and directors. In addition, the Company assumed and adopted the 2015 Plan, and as described in Note 1, option holders under that plan will be granted New Options to purchase common stock of the Company. As of December 31, 2015 no options had been issued under the 2015 Plan. No further options will be granted under the 2015 Plan. If an incentive award granted under the 2015 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2015 Plan.

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

Capital contribution

On December 9, 2014, as part of the recapitalization, the Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”), by reclassifying the LLC members’ capital account inclusive of capital contributions of $109,037 and the LLC’s accumulated losses of ($332,764) as of December 9, 2014 to additional paid-in capital.

Class A Units

During the year ended December 31, 2014, IP Squared issued 698 Class A units to a consultant for services rendered. The units were fully vested on the date of issuance. The Company recorded $64,037 of consultant fees in connection with such issuance. The Company determined the fair value of the equity–based payment based on the fair value of the consideration received which was more reliably measurable.

Each holder of Class A units was entitled to one vote for each Class A unit held. Upon the Recapitalization, all of the then-outstanding Class A units were converted into shares of common stock. As of December 31, 2014, the Company had no Class A units outstanding.

IP Squared Technologies Holdings, LLC Members’ Distributions

Prior to the Recapitalization, in accordance with the LLC Agreement, the Company distributed to the holders of Class A units (hereafter referred to as the members) pro rata net income or losses based upon the number of units held by the members.

Note 10 – Stock Warrants

The following tables set forth information concerning the Company's warrants outstanding as of, and during the year ended December 31, 2015. No warrants were granted by the Company prior to January 1, 2015:

	Shares Underlying Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	–	$–	$–

Granted	2,951,669	0.66	–
Expired	–	–	–
Exercised	–	–	–
Cancelled	–	–	–
Outstanding and exercisable at December 31, 2015	2,951,669	$0.66	$–

The following is additional information with respect to the Company's warrants as of December 31, 2015:

Number of Warrants	Range of Exercise Price	Weighted Average Remaining Contractual Life (In Years)
2,951,669	$0.01 - $0.72	4.54
2,951,669

Note 11 – Commitments and Contingencies

Employment Agreements

On August 13, 2015 the Company entered into an employment agreement with Joshua Partridge as the Company’s Head of Business Development and Secretary. The agreement calls for a three year term, an annual salary of $120,000 per annum with annual 10% increases and a payment upon termination in an amount equal to any and all unpaid salary through the end of the term. On September 10, 2015, the Company entered into a new employment agreement with Mr. Partridge solely to reflect Mr. Partridge’s new position as the Company’s Chief Operating Officer.

On August 13, 2015 the Company entered into an employment agreement with William Gorfein as the Company’s Chief Executive Officer. The agreement calls for a three year term, an annual salary of $120,000 per annum with annual 10% increases and a payment upon termination in an amount equal to any and all unpaid salary through the end of the term.

On August 31, 2015 the Company entered into an employment agreement with Charles Gonsher as the Company’s Chief Accounting Officer. The agreement called for a two year term, an annual salary of $90,000 per annum. In addition, Mr. Gonsher was to be granted an option to purchase 240,000 shares of the Company’s common stock. As of December 31, 2015 the terms of the options were not finalized. On February 18, 2016 Mr. Gonsher’s employment agreement was terminated.

Consulting Agreement

On August 24, 2015, the Company entered into a consulting agreement whereby the consultant agreed to provide investor and public relations services to the Company for a period of two months. As compensation for the services, the Company will pay the consultant a monthly fee of $20,000 and the Company shall issue 100,000 shares of the Company common stock.

On November 23, 2015, the agreement was amended and extended for a period of an additional two months beginning on November 23, 2015. As compensation for the services, the Company will pay the consultant a monthly fee of $20,000 and the Company shall issue 150,000 shares of the Company common stock.

The Company recorded stock compensation expense relating to the agreements of approximately $150,000, during the year ended December 31, 2015.

Registration Rights Agreement

All of the securities issued in connection with Offering 1, Offering 2 and the Share Exchange (collectively the “Transactions”) are “restricted securities,” and as such are subject to all applicable restrictions specified by federal and state securities laws. In connection with Offering 1, Offering 2 and the Share Exchange, the Company entered into registration rights agreements with all of its shareholders. Under the terms of the registration rights agreements, the Company has committed to file a registration statement covering the resale of (i) all shares of common stock outstanding as of August 14, 2015, the closing date of the Share Exchange; (ii) all of the shares of common stock underlying the Investor Warrants in Offering 2 and the warrants that were included in the Offering 1 units; (iii) all of the shares issuable upon exercise of the placement agent warrants (and the shares underlying the warrants issuable upon exercise of such placement agent warrants) issued in Offering 1 and Offering 2 within 60 days from August 14, 2015 (the “Filing Deadline”), and shall use commercially reasonable efforts to cause the registration statement to become effective no later than 90 days after it is filed (the “Effective Deadline”).

The Company has agreed to use reasonable efforts to maintain the effectiveness of the registration statement through the one year anniversary of the date the registration statement is declared effective by the Securities and Exchange Commission (“SEC’), or until Rule 144 of the Securities Act is available to investors in the Offering with respect to all of their shares, whichever is earlier.

The holders of any registrable securities removed from the Registration Statement a result of a Rule 415 or other comment from the SEC shall have “piggyback” registration rights for the shares of Common Stock or Common Stock underlying such warrants with respect to any registration statement filed by the Company following the effectiveness of the registration statement which would permit the inclusion of these shares. As of the date of the filing of this report the registration statement has not been filed. The registration rights agreements do not contain a penalty clause for the failure to file a registration statement within the period agreed upon. However, we do not exclude the possibility that our shareholders may bring litigations against us in connection with claims arising out of our failure to file a registration statement pursuant to the registration rights agreements and seek remedies under the common law.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of December 31, 2015 and 2014.

Operating Leases

The Company has an operating lease for its New York office facility under a month-to-month agreement. Beginning in October 2015, due to an increase in office space, the Company will pay monthly rental payments of $9,600. The Company will receive a discounted monthly rate of $6,663 for the period October 2015 through January 2016. Prior to October 2015, the Company’s monthly rental payment was approximately $2,500. The Company’s monthly rental amount in the past fluctuated based on space needed each month. Rent expense for the years ended December 31, 2015 and 2014 totaled $33,125 and $8,121, respectively.

Note 12 – Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets as of December 31, 2015 and 2014 are presented below:

Prior to the Recapitalization in December 2014, the Company was a Delaware limited liability company that passed through income and losses to its members. As a result, the Company was not subject to any U.S. federal or state income taxes as the related tax consequences were reported by the individual members.

The income tax provision (benefit) consists of the following:

	December 31,
	2015	2014
Federal
Current	–	–
Deferred	492,800	8,300
State and local
Current	–	–
Deferred	146,500	2,500
Change in valuation allowance	(639,300)	(10,800)
Income tax provision (benefit)	–	–

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2015 and 2014 is as follows:

	2015		2014
U.S. Federal statutory rate	(34.0%	)	(34.0%	)
State tax benefit, net of federal tax	(10.11)		(10.11)
Other permanent differences	2.07		–
Change in valuation allowance	42.04		44.11
Income tax provision (Benefit)	0.0%		0.0%

As of December 31, 2015 and 2014 the deferred tax asset consisted of the following:

	2015	2014
Deferred Tax Asset
Net operating loss carryovers	$650,100	$10,800
Total deferred tax asset	650,100	10,800
Valuation allowance	(650,100)	(10,800)
Net Deferred Tax Asset, net of valuation allowance	$–	$–

The Company files its income tax returns in the U.S. federal jurisdiction and the state of New York and such returns are subject to examination by tax authorities.

The Company is in the process of filing its federal and state tax returns for the years ended December 31, 2015 and 2014.  The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2015, the Company had approximately $1.474 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2034 unless utilized. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more likely than not that the future benefits of its deferred tax assets will not be realized and has therefore established a full valuation allowance.

Note 13 – Related Party Transactions

On March 9, 2015, the Company engaged with a lead generation and presales outsourcing firm, Corporate Rain International (“CRI”). Tim Askew, a member of the Company’s Board of Directors, is the founder and CEO of CRI. CRI will be compensated $6,000 per month along with a flat commission of $500 for each customer referred by CRI to the Company per the terms of the engagement. The Company recorded compensation expense to CRI of $30,000 during the year ended December 31, 2015. As of December 31, 2015, the Company had an outstanding balance due to CRI of $6,000.

As of December 31, 2015, the Company and CRI suspended the engagement to reassess sales strategies.

Note 14 – Subsequent Events

Financing Activity

On January 28, 2016, the Company entered into a Securities Purchase Agreement (“SPA”), Promissory Note (the “January Note”) and Registration Rights Agreement (“RRA”) (collectively, the “Transaction Documents”) with Pinewood Trading Fund, L.P. (“Pinewood”). Pursuant to the SPA, the Company sold 100,000 shares (the “Shares”) of its common stock (the “Common Stock”), in exchange for Pinewood lending $105,000 (“Funding Amount”) to the Company pursuant to the January Note with a principal amount of $131,250 (“Principal Amount”). The January Note is due on July 28, 2016 or earlier in the event that the gross proceeds of any Company offering equals or exceeds $300,000. The January Note is secured by all assets of the Company.

Under the terms of the RRA with Pinewood, the Company committed to file a registration statement on or prior to March 31, 2016 or any additional registration statements which may be required pursuant to the terms of the RRA on or prior to the earliest practical date (“Filing Date”), covering, among other things, the resale of all or such portion (as permitted by SEC Guidance and Rule 415) of all of the Shares and any shares of Common Stock issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the Shares (the “Registrable Securities”) on such Filing Date that are not then registered on an effective registration statement. The Company has agreed to use its commercially reasonable best efforts to cause the registration statement to be declared effective under the Securities Act as promptly as practicable after the filing thereof, and use its commercially reasonable best efforts to keep such registration statement continuously effective under the Securities Act until all Registrable Securities covered by such registration statement have been sold, or may be sold without volume restrictions pursuant to Rule 144, as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the Company’s transfer agent and the Holder (the “Effectiveness Period”).

If the Company fails to file the registration statement on or prior to the Filing Date, or fails to maintain the effectiveness of the registration statement pursuant to the terms of the RRA, the Company may be subject to partial cash liquidated damages, and not as a penalty, equal to $2,500 per month (not to exceed an aggregate of $20,000), pro-rated for periods of less than 30 days. If the Company fails to pay any partial liquidated damages in full within seven (7) days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to Pinewood, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. As of the date of the filing of this report the registration statement has not been filed.

On April 8, 2016 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “Agreement”) with Attia Investments, LLC, a related party (the “Investor”). A shareholder of the Company who owns in-excess of 5% of the Company’s common stock is the managing member of Attia Investments, LLC. Under the Agreement, the Investor agreed to purchase senior secured convertible debentures in the aggregate principal amount of up to $125,000 (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on October 8, 2016, extended to April 8, 2017 at the discretion of the Investor. The principal amount of the Debentures shall equal the amount funded by the Investor together with an original issue discount of 20%. The Debentures are secured by all assets of the Company.

On the Initial Closing Date, we issued and sold to the Investor, and the Investor purchased from us, a first Debenture in the principal amount of $68,750 for a purchase price of $55,000. $13,750 was recorded as an original issue discount and will be accreted over the life of the note to interest expense.

The principal amount of the Debentures can be converted at the option of the Investor into shares of our common stock at a conversion price per share of the lower of (i) $0.05 or (ii) the price per share in an offering of securities prior to the maturity date. In order to induce Investors to invest in the Debentures, the Investors will be issued two shares of Company common stock for each $1.00 invested.

The Agreement provides that, the shares of Company common stock and stock options held by William Gorfein, CEO and Joshua Partridge, COO (the “Founders Shares”), together with medallion guaranteed stock powers relating thereto, shall be placed into an escrow account established by the Investor and shall be held pending a determination by the Board of Directors, in consultation with the Investor, of the status of the operations of the Company. Within 45 days following the Initial Closing Date the Company shall deliver to the escrow agent a written notice which shall state that the board of directors of the Company, in consultation and agreement with the Investor, have made one of the following determinations:

(a)	adequate funding, on terms and conditions acceptable to both the Company and the Investor, is made available to the Company and is sufficient to ensure that the Company can execute its business plan; or
(b)	such funding is not available to the Company, in which case the Company intends to structure a transaction as a result of which either (i) the shares of the Company and a wholly-owned subsidiary of the Company, and the operations thereof shall be returned to the CEO and COO and the Founders Shares shall be cancelled, but the Company shall be entitled to a 10% royalty on sales generated by such operation for five years or (ii) the operations thereof shall be sold to a third party, and the CEO and COO shall become employees thereof or, if not so employed, the unemployed individual shall accept from the Company a cash payment in lieu of such employment equal to $25,000.

The Company can give no assurance that such funding will be available on terms and conditions acceptable to both the Company and the Investor, or at all.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeerLogix, Inc. By: /s/ William Gorfein William Gorfein Chief Executive Officer

Dated: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ William Gorfein	Chief Executive Officer and Director	April 14, 2016
William Gorfein	(Principal Executive Officer and Principal Financial Officer)

/S/ Joshua PartRidge	Chief Operating Officer and Director	April 14, 2016
Joshua Partridge

/S/ Kevin Richardson	Chairman of the Board	April 14, 2016
Kevin Richardson

/S/ Timothy Askew	Director	April 14, 2016
Timothy Askew

45