Form 10-Q
period 2016-03-31
PeerLogix, Inc.
filed 2016-05-23
CIK 1603494

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2016

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 23, 2016, was 24,097,535 shares.

PEERLOGIX, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Peerlogix, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$–	$1,298
Prepaid expenses and other current assets	12,249	19,973
Total Current Assets	12,249	21,271

Total Assets	$12,249	$21,271

Liabilities and Stockholders' Deficiency

Current Liabilities:
Cash overdraft	$1,915	$–
Accounts payable and accrued liabilities	490,444	249,080
Demand loans payable	15,000	15,000
Notes payable, net of debt discount of $28,775 and $0, respectively and debt issuance costs of $4,824 and $0, respectively	97,651	–
Loans payable - officers	33,648	33,648
Total Current Liabilities	638,658	297,728

Total Liabilities	638,658	297,728

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock par value $0.001: 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2016 and December 31, 2015	–	–
Common stock par value $0.001: 100,000,000 shares authorized; 23,247,535 shares issued and outstanding as of March 31, 2016; 23,107,535 shares issued and outstanding as of December 31, 2015	23,248	23,108
Additional paid in capital	1,271,276	1,245,416
Accumulated deficit	(1,920,933)	(1,544,981)
Total Stockholders' Deficiency	(626,409)	(276,457)

Total Liabilities and Stockholders' Deficiency	$12,249	$21,271

See accompanying notes to the condensed consolidated financial statements

Peerlogix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	$–	$–

Operating expenses
Compensation	145,369	37,320
Research and development	–	20,894
Professional fees	138,417	10,915
General and administrative	73,995	28,520
Operating expenses	357,781	97,649

Loss from operations	(357,781)	(97,649)

Other expense
Interest expense	18,171	1,658

Other expense	18,171	1,658

Net loss	$(375,952)	$(99,307)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding during the period - basic and diluted	23,206,656	16,315,002

See accompanying notes to the condensed consolidated financial statements

Peerlogix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities:
Net loss	$(375,952)	$(99,307)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	8,000	–
Amortization of debt discount	6,295	–
Accretion of original issue discount	9,180	–
Amortization of debt issuance costs	2,594	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,724	(19,900)
Cash overdraft	1,915	–
Accounts payable and accrued liabilities	241,364	15,246
Net Cash Used In Operating Activities	(98,880)	(103,961)

Cash Flows From Financing Activities:
Proceeds from demand loans	–	5,500
Repayment of demand loans	–	(5,500)
Proceeds from notes payable	105,000	–
Repayment of notes payable - related party	–	(53,725)
Proceeds from officer loans	–	3,741
Debt issuance costs	(7,418)	–
Net proceeds from issuance of common stock and warrants	–	435,737
Net Cash Provided By Financing Activities	97,582	385,753

Net change in cash	(1,298)	281,792
Cash at beginning of period	1,298	10,049
Cash at end of period	$–	$291,841

Supplemental disclosures of cash flow information:
Interest paid	$102	$1,860
Income tax paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock and warrants issued for conversion of convertible notes and accrued interest	$–	$25,000
Stock issuance costs paid in the form of warrants	$–	$25,000
Forgiveness of related party loan	$–	$2,577
Original issue discount on notes payable	$26,250	$–
Debt discount paid in the form of common shares	$18,000	$–

See accompanying notes to the condensed consolidated financial statements

Peerlogix, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Peerlogix, Inc. (formerly “Realco International, Inc.”) (“Peerlogix” or the “Company”) was incorporated in Nevada on February 14, 2014. The Company is a data aggregation company providing a proprietary software as a service (“SAAS”) platform which enables the tracking and cataloguing of Torrent files and Torrent networks in order to determine consumer trends and preferences based upon media consumption.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 14, 2016.

Note 2 – Going Concern and Management Liquidity Plans

The Company has generated minimal revenues and continues to incur recurring losses from operations and has an accumulated deficit since inception. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $376,000 and net cash used in operations of approximately $99,000 for the three months ended March 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's primary source of operating funds since inception has been cash proceeds from the sale of Class A units, common stock and common stock warrants, convertible debentures and notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. (See Note 7 for financing activities subsequent to March 31, 2016.)

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. There can be no assurance that such a plan will be successful. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

On August 14, 2015, the Company and Peerlogix Technologies, Inc. merged. The merger was treated as a reverse merger and recapitalization of Peerlogix Technologies, Inc. for financial accounting purposes. The historical financial statements of the Company are those of PeerLogix Technologies, Inc., and of the consolidated entities from the date of merger forward. All significant inter-company balances and transactions have been eliminated.

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

Total shares issuable upon the exercise of warrants and conversion of convertible promissory notes for the three months ended March 31, 2016 and 2015 were as follows:

	March 31,
	2016	2015
Warrants	2,951,669	1,100,000
Convertible promissory notes	–	103,725
Total	2,951,669	1,203,725

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Note 4 – Notes Payable

On January 28, 2016, the Company entered into a Securities Purchase Agreement (“SPA”), Promissory Note (the “January Note”) and Registration Rights Agreement (“RRA”) (collectively, the “Transaction Documents”) with Pinewood Trading Fund, L.P. (“Pinewood”). Pursuant to the SPA, the Company issued 100,000 shares (the “Shares”) of its common stock (the “Common Stock”), in exchange for Pinewood lending $105,000 (“Funding Amount”) to the Company pursuant to the January Note with a principal amount of $131,250 (“Principal Amount”). The January Note is due on July 28, 2016 or earlier in the event that the gross proceeds of any Company offering equals or exceeds $300,000. The January Note is secured by all assets of the Company.

As part of the transaction, the Company recorded an $18,000 debt discount relating to the 100,000 shares of common stock issued and $26,250 was recorded as an original issue discount and will be accreted over the life of the note to interest expense. The shares were valued based on the quoted closing trading price on the date of issuance. In addition the Company incurred legal fees of $7,418 which will be amortized over the life of the note to interest expense.

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

If the Company fails to file the registration statement on or prior to the Filing Date, or fails to maintain the effectiveness of the registration statement pursuant to the terms of the RRA, the Company may be subject to partial cash liquidated damages, and not as a penalty, equal to $2,500 per month (not to exceed an aggregate of $20,000), pro-rated for periods of less than 30 days. If the Company fails to pay any partial liquidated damages in full within seven (7) days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to Pinewood, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. As of the date of the filing of this report the registration statement has not been filed. Subsequent to March 31, 2016 and through the date of the filing of this report the Company has incurred liquidated damages of approximately $4,400 along with accrued interest.

Note 5 – Stockholders’ Deficit

Common stock issued for services

During the three months ended March 31, 2016, the Company granted an aggregate of 40,000 common shares to a consultant with a fair value of $8,000. The shares represented a bonus on a previous investor relations and public relations agreement. These shares vested immediately on the date of issuance. The Company has recorded $8,000 in stock-based compensation expense for the three months ended March 31, 2016, which is a component of professional fees in the condensed consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

Note 6 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of March 31, 2016 and December 31, 2015.

Operating Leases

The Company has an operating lease for its New York office facility under a month-to-month agreement. Beginning in October 2015, due to an increase in office space, the Company will pay monthly rental payments of $9,600. The Company will receive a discounted monthly rate of $6,663 for the period October 2015 through March 2016. Rent expense for the three months ended March 31, 2016 and 2015 totaled $20,231 and $2,700, respectively.

Note 7 – Subsequent Events

Financing Activity

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

In May 2016, we issued and sold to the Investor, and the Investor purchased from us, a second Debenture in the principal amount of $18,750 for a purchase price of $15,000. $3,750 was recorded as an original issue discount and will be accreted over the life of the note to interest expense.

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

The Agreement provides that, the shares of Company common stock and stock options held by William Gorfein, CEO and Joshua Partridge, former COO (the “Founders Shares”), together with medallion guaranteed stock powers relating thereto, shall be placed into an escrow account established by the Investor and shall be held pending a determination by the Board of Directors, in consultation with the Investor, of the status of the operations of the Company. Within 45 days following the Initial Closing Date the Company shall deliver to the escrow agent a written notice which shall state that the board of directors of the Company, in consultation and agreement with the Investor, have made one of the following determinations:

(a)	adequate funding, on terms and conditions acceptable to both the Company and the Investor, is made available to the Company and is sufficient to ensure that the Company can execute its business plan; or
(b)	such funding is not available to the Company, in which case the Company intends to structure a transaction as a result of which either (i) the shares of the Company and a wholly-owned subsidiary of the Company, and the operations thereof shall be returned to the CEO and former COO and the Founders Shares shall be cancelled, but the Company shall be entitled to a 10% royalty on sales generated by such operation for five years or (ii) the operations thereof shall be sold to a third party, and the CEO and former COO shall become employees thereof or, if not so employed, the unemployed individual shall accept from the Company a cash payment in lieu of such employment equal to $25,000.

The Company can give no assurance that such funding will be available on terms and conditions acceptable to both the Company and the Investor, or at all.

Placement Agent and Finders Agreements

In April 2016, the Company entered into a Financial Advisory and Investment Banking Agreement with WestPark Capital, Inc. (“WestPark”) (the “WestPark Advisory Agreement”). Pursuant to the WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $750,000 of the Company’s debt and/or equity securities (the “Securities”) to take place between April 2016 and June 2016. There can be no assurance that such financing will take place, or be on terms acceptable to the Company.

The Company upon closing of the Financing will pay consideration to WestPark, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing from the sale of Securities placed by WestPark and warrants in the amount of 10% of the aggregate gross proceeds. The Company will also pay all WestPark legal fees and expenses as well as a 3% non-accountable expense allowance of the aggregate gross proceeds raised in the Financing.

In addition, in April 2016, the Company issued to WestPark 675,000 shares of the Company’s common stock and will issue 750,000 shares of the Company’s common stock for every $1,000,000 raised in the Financing on a pro-rata basis. The aforementioned shares will have standard registration rights.

Advisory Board Agreement

On May 1, 2016, the Company entered into an advisory board agreement with David Millili. The term of the agreement is for a period of 12 months commencing on May 1, 2016. Pursuant to the agreement, Mr. Millili is to be issued a non-qualified stock option to purchase 100,000 shares of the Company’s common stock. As of the date of the filing of this report the terms of the options were not finalized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following table sets forth the summary income statement for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	$–	$–
Operating Expenses	$(357,781)	$(97,649)
Other Expense	$(18,171)	$(1,658)
Net Loss	$(375,952)	$(99,307)

Revenues: From inception through March 31, 2016 the Company has generated minimal revenues.

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

Operating expenses increased by 266% during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The overall $260,132 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase of payroll and related expenses of $108,000 due to an increase in officers’ salaries and the hiring of a Chief Accounting Officer (“CAO”) and a project manager and a project manager assistant. In February 2016, the employment of the CAO was terminated.

•

A decrease of research and development expenses of $21,000. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred until such time that technological feasibility of our product has been established. Technological feasibility of our product was attained during the 4th quarter of 2015.

•	An increase of software maintenance expenses of $26,000. Technological feasibility of our product was attained during the 4th quarter of 2015. Software maintenance expenses consist of costs incurred to maintain our software, improve functionality and customer support.

•	An increase in equity-based compensation expense of $8,000. During the three months ended March 31, 2016, the Company recognized $8,000 of equity-based compensation as a result of an equity-based bonus award granted to a consultant. During the three months ended March 31, 2015, the Company recognized $0 of equity- based compensation.

•	An increase in professional fees of $119,500 (excluding equity-based compensation - see above). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations; an increase in accounting, auditing fees and legal fees related to public filing requirements.

•	A decrease in computer and internet expenses of $11,400 primarily due to the termination of an agreement with one of the two service providers the Company uses to host its servers. The Company leases servers on a monthly basis from a third party.

•	An increase in rent expense of $17,500 due to the Company entering into a new lease agreement for its office facility.

Other expenses: Other expense consists primarily of interest expense primarily related to the Company’s notes payable.

Other expense - increased by $16,513 to $(18,171) during the three months ended March 31, 2016 as compared to $(1,658) during the three months ended March 31, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2016 compared to December 31, 2015:

	March 31, 2016	December 31, 2015	Increase/ (Decrease)
Current Assets	$12,249	$21,271	$(9,022)
Current Liabilities	$638,658	$297,728	$340,930
Working Capital Deficit	$(626,409)	$(276,457)	$(349,952)

As of March 31, 2016, we had working capital deficit of $626,409 as compared to a working capital deficit of $276,457 as of December 31, 2015, an increase of $349,952. During the three months ended March 31, 2016 we received proceeds of $105,000 from the issuance of notes payable. The Company used the proceeds to fund operations during the current period. The increase in our working capital deficit is primarily attributable to our historic negative cash flow from operations resulting in our growing accounts payable and accrued liabilities.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the first quarter of 2016. We have been funded primarily by a combination of equity issuances and debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At March 31, 2016, we had a cash overdraft of approximately $1,900. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product and to fund operations. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2016, a net loss and net cash used in operating activities for the three months ended and has generated only minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financing Transactions

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

If the Company fails to file the registration statement on or prior to the Filing Date, or fails to maintain the effectiveness of the registration statement pursuant to the terms of the RRA, the Company may be subject to partial cash liquidated damages, and not as a penalty, equal to $2,500 per month (not to exceed an aggregate of $20,000), pro-rated for periods of less than 30 days. If the Company fails to pay any partial liquidated damages in full within seven (7) days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to Pinewood, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. As of the date of the filing of this report, the registration statement has not been filed. Subsequent to March 31, 2016 and through the date of the filing of this report the Company has incurred cash liquidated damages of approximately $4,400 along with accrued interest.

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

In May 2016, we issued and sold to the Investor, and the Investor purchased from us, a second Debenture in the principal amount of $18,750 for a purchase price of $15,000. $3,750 was recorded as an original issue discount and will be accreted over the life of the note to interest expense.

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

The Agreement provides that, the shares of Company common stock and stock options held by William Gorfein, CEO and Joshua Partridge, former COO (the “Founders Shares”), together with medallion guaranteed stock powers relating thereto, shall be placed into an escrow account established by the Investor and shall be held pending a determination by the Board of Directors, in consultation with the Investor, of the status of the operations of the Company. Within 45 days following the Initial Closing Date the Company shall deliver to the escrow agent a written notice which shall state that the board of directors of the Company, in consultation and agreement with the Investor, have made one of the following determinations:

(a)	adequate funding, on terms and conditions acceptable to both the Company and the Investor, is made available to the Company and is sufficient to ensure that the Company can execute its business plan; or
(b)	such funding is not available to the Company, in which case the Company intends to structure a transaction as a result of which either (i) the shares of the Company and a wholly-owned subsidiary of the Company, and the operations thereof shall be returned to the CEO and former COO and the Founders Shares shall be cancelled, but the Company shall be entitled to a 10% royalty on sales generated by such operation for five years or (ii) the operations thereof shall be sold to a third party, and the CEO and former COO shall become employees thereof or, if not so employed, the unemployed individual shall accept from the Company a cash payment in lieu of such employment equal to $25,000.

The Company can give no assurance that such funding will be available on terms and conditions acceptable to both the Company and the Investor, or at all.

Placement Agent and Finders Agreements

In April 2016, the Company entered into a Financial Advisory and Investment Banking Agreement with WestPark Capital, Inc. (“WestPark”) (the “WestPark Advisory Agreement”). Pursuant to the WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $750,000 of the Company’s debt and/or equity securities (the “Securities”) to take place between April 2016 and June 2016. There can be no assurance that such financing will take place, or be on terms acceptable to the Company.

The Company upon closing of the Financing will pay consideration to WestPark, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing from the sale of Securities placed by WestPark and warrants in the amount of 10% of the aggregate gross proceeds. The Company will also pay all WestPark legal fees and expenses as well as a 3% non-accountable expense allowance of the aggregate gross proceeds raised in the Financing.

In addition, in April 2016, the Company issued to WestPark 675,000 shares of the Company’s common stock at the onset of the Securities offering and 750,000 shares of the Company’s common stock for every $1,000,000 raised in the Financing on a pro-rata basis. The aforementioned shares will have standard registration rights.

Summary Cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net cash used in operating activities	$(98,880)	$(103,961)
Net cash provided by financing activities	$97,582	$385,753

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, amortization of debt discount, and amortization of debt issuance costs during the three months ended March 31, 2016, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the three months ended March 31, 2015 to the three months ended March 31, 2016 due primarily to an increase in equity based compensation and amortization of the debt discount and debt issuance costs recorded on the notes payable entered into during the current period. In addition, the net increase in cash from changes in working capital activities from the three months ended March 31, 2015 to the three months ended March 31, 2016 primarily consisted of an increase in accounts payable and accrued expenses primarily due to an increase in accrued payroll and payroll related expenses, accrued accounting and auditing fees and accrued consulting fees, business development, financial advisory services and investor relations.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes, related party loans and proceeds from the issuance of common stock and warrants of the Company.

Cash provided by financing activities decreased from the three months ended March 31, 2015 to the three months ended March 31, 2016, primarily driven by a decrease in proceeds from the issuance of common stock and warrants.

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

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to the existence of certain material weaknesses identified in the “Risk Factors and Special Considerations” section in Form 10-K as filed by the Company with the SEC on April 14, 2016.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In February 2016, the employment of our Chief Accounting Officer (“CAO”) was terminated. The termination of our CAO did not have an impact on our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock in Exchange for Services

On January 23, 2016, the Company issued 40,000 shares of common stock to a consultant for services at a fair value of $8,000. The shares were valued based on the quoted closing trading price on the date of issuance.

On April 25, 2016, the Company issued 675,000 shares of common stock to a consulting firm for services at a fair value of $67,500. The shares were valued based on the quoted closing trading price on the date of issuance.

The foregoing issuances of the shares of common stock was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as transactions by an issuer not involving a public offering.

Convertible Debt Issuances

On April 8, 2016 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “Agreement”) with Attia Investments, LLC, a related party (the “Investor”). A shareholder of the Company who owns in excess of 5% of the Company’s common stock is the managing member of Attia Investments, LLC. Under the Agreement, the Investor agreed to purchase senior secured convertible debentures in the aggregate principal amount of up to $125,000 (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on October 8, 2016, extended to April 8, 2017 at the discretion of the Investor. The principal amount of the Debentures shall equal the amount funded by the Investor together with an original issue discount of 20%. The Debentures are secured by all assets of the Company.

On the Initial Closing Date, we issued and sold to the Investor, and the Investor purchased from us, a first Debenture in the principal amount of $68,750 for a purchase price of $55,000.

In May 2016, we issued and sold to the Investor, and the Investor purchased from us, a second Debenture in the principal amount of $18,750 for a purchase price of $15,000.

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

The issuance of the foregoing notes and the corresponding common shares was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2016.

PEERLOGIX, INC. By: /s/ William Gorfein William Gorfein Chief Executive Officer Principal Executive Officer and Principal Financial Officer

