Form 10-Q
period 2016-06-30
PeerLogix, Inc.
filed 2016-08-22
CIK 1603494

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2016

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 22, 2016, was 24,097,535 shares.

PEERLOGIX, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Peerlogix, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$–	$1,298
Prepaid expenses and other current assets	4,503	19,973
Total Current Assets	4,503	21,271

Total Assets	$4,503	$21,271

Liabilities and Stockholders' Deficiency

Current Liabilities:
Cash overdraft	$1,548	$–
Accounts payable	414,197	224,882
Accrued payroll and payroll related expenses	158,727	23,339
Accrued director's fees	45,075	–
Other accrued liabilities	9,258	859
Demand loans payable	15,000	15,000
Notes payable, net of debt discount of $6,770 and $0, respectively and debt issuance costs of $1,135 and $0, respectively	123,345	–
Convertible notes payable - related party, net of debt discount of $41,036 and $0, respectively	46,464	–
Loans payable - officers	33,663	33,648
Total Current Liabilities	847,277	297,728

Total Liabilities	847,277	297,728

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock par value $0.001: 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2016 and December 31, 2015	–	–
Common stock par value $0.001: 100,000,000 shares authorized; 24,097,535 and 23,107,535 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	24,098	23,108
Additional paid in capital	1,462,879	1,245,416
Accumulated deficit	(2,329,751)	(1,544,981)
Total Stockholders' Deficiency	(842,774)	(276,457)

Total Liabilities and Stockholders' Deficiency	$4,503	$21,271

See accompanying notes to the condensed consolidated financial statements

Peerlogix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$–	$–	$–	$–

Operating expenses
Compensation	26,049	39,679	171,418	76,999
Director fees	114,166	–	114,166	–
Research and development	–	207,188	–	228,082
Professional fees	141,858	106,532	280,275	117,447
General and administrative	61,036	30,355	135,031	58,875
Operating expenses	343,109	383,754	700,890	481,403

Loss from operations	(343,109)	(383,754)	(700,890)	(481,403)

Other expense
Interest expense	65,709	4,190	83,880	5,848

Other expense	65,709	4,190	83,880	5,848

Net loss	$(408,818)	$(387,944)	$(784,770)	$(487,251)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic and diluted	23,878,167	17,050,002	23,542,411	16,684,532

See accompanying notes to the condensed consolidated financial statements

Peerlogix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015

Cash Flows From Operating Activities:
Net loss	$(784,770)	$(487,251)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation - other	787	–
Stock options issued for services	69,091	–
Common stock issued for services	75,500	–
Amortization of debt discount	40,405	3,500
Accretion of original issue discount	29,401	–
Amortization of debt issuance costs	6,283	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	15,470	(375)
Accounts payable	189,315	74,129
Accrued payroll and payroll related expenses	135,388	–
Accrued director's fees	45,075	–
Other accrued liabilities	7,612	–
Net Cash Used In Operating Activities	(170,443)	(409,997)

Cash Flows From Financing Activities:
Cash overdraft	1,548	–
Proceeds from demand loans	–	5,500
Repayment of demand loans	–	(5,500)
Proceeds from notes payable	105,000	15,000
Repayment of notes payable - related party	–	(53,725)
Proceeds from officer loans	15	3,741
Proceeds from convertible notes - related party	70,000	–
Debt issuance costs	(7,418)	–
Net proceeds from issuance of common stock and warrants	–	435,737
Net Cash Provided By Financing Activities	169,145	400,753

Net change in cash	(1,298)	(9,244)

Cash at beginning of period	1,298	10,049

Cash at end of period	$–	$805

Supplemental disclosures of cash flow information:
Interest paid	$102	$1,860
Income tax paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock and warrants issued for conversion of convertible notes and accrued interest	$–	$25,000
Stock issuance costs paid in the form of warrants	$–	$25,000
Forgiveness of related party loan	$–	$2,577
Original issue discount on notes payable	$26,250	$7,500
Original issue discount on convertible notes payable	$17,500	$7,500
Debt discount paid in the form of common shares	$31,260	$–
Beneficial conversion feature - convertible debt	$42,602	$–

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and the statement of cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 14, 2016.

Note 2 – Going Concern and Management Liquidity Plans

The Company has generated minimal revenues and continues to incur recurring losses from operations and has an accumulated deficit since inception. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $785,000 and net cash used in operations of approximately $170,000 for the six months ended June 30, 2016. In additions, the Company has notes payable in default (see Note 4). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's primary source of operating funds since inception has been cash proceeds from the sale of Class A units, common stock and common stock warrants, convertible debentures and notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. (See Note 6)

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. There can be no assurance that such a plan will be successful. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Total shares issuable upon the exercise of warrants and conversion of convertible promissory notes for the six months ended June 30, 2016 and 2015 were as follows:

	June 30,
	2016	2015
Warrants	2,951,669	1,100,000
Stock options	1,950,000	–
Convertible promissory notes	1,750,000	104,902
Total	6,651,669	1,204,902

Recent Accounting Guidance

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

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2015 Annual Report on Form 10-K that had, or are expected to have, a material impact on our condensed consolidated financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Note 4 – Notes Payable

On January 28, 2016, the Company entered into a Securities Purchase Agreement (“SPA”), Promissory Note (the “January Note”) and Registration Rights Agreement (“RRA”) (collectively, the “Transaction Documents”) with Pinewood Trading Fund, L.P. (“Pinewood”). Pursuant to the SPA, the Company issued 100,000 shares (the “Shares”) of its common stock (the “Common Stock”), in exchange for Pinewood lending $105,000 (“Funding Amount”) to the Company pursuant to the January Note with a principal amount of $131,250 (“Principal Amount”). The January Note was due on July 28, 2016 or earlier in the event that the gross proceeds of any Company offering equals or exceeds $300,000. The January Note is secured by all assets of the Company.

As part of the transaction, the Company recorded an $18,000 debt discount relating to the 100,000 shares of common stock issued and $26,250 was recorded as an original issue discount and is being accreted over the life of the note to interest expense. The shares were valued based on the quoted closing trading price on the date of issuance. In addition the Company incurred legal fees of $7,418 which will be amortized over the life of the note to interest expense.

As of July 28, 2016, the Company is not compliant with the repayment terms of the January Note and is in default. As of that date, the outstanding principal balance on the January Note was $131,250. The Company intends to request that the maturity date be extended, however, there can be no assurance that a further extension will be granted.

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

If the Company fails to file the registration statement on or prior to the Filing Date, or fails to maintain the effectiveness of the registration statement pursuant to the terms of the RRA, the Company may be subject to partial cash liquidated damages, and not as a penalty, equal to $2,500 per month (not to exceed an aggregate of $20,000), pro-rated for periods of less than 30 days. If the Company fails to pay any partial liquidated damages in full within seven (7) days after the date payable, the Company will pay interest, as an addition to the stated original issue discount, thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to Pinewood, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. As of the date of the filing of this report the registration statement has not been filed. During the three and six months ended June 30, 2016, the Company has accrued liquidated damages of $7,500 along with accrued interest and has been recorded in interest expense in the condensed consolidated statement of operations. Through the date of the filing of this report the Company has incurred liquidated damages of approximately $11,300 along with accrued interest.

Note 5 – Convertible Notes Payable – Related Party

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

On the Initial Closing Date, we issued and sold to the Investor, and the Investor purchased from us, a first Debenture in the principal amount of $68,750 for a purchase price of $55,000. $13,750 was recorded as an original issue discount and is being accreted over the life of the note to interest expense.

In May 2016, we issued and sold to the Investor, and the Investor purchased from us, a second Debenture in the principal amount of $18,750 for a purchase price of $15,000. $3,750 was recorded as an original issue discount and is being accreted over the life of the note to interest expense.

The principal amount of the Debentures can be converted at the option of the Investor into shares of our common stock at a conversion price per share of the lower of (i) $0.05 or (ii) the price per share in an offering of securities prior to the maturity date. In order to induce Investors to invest in the Debentures, the Investors were issued 175,000 shares of Company common stock. The Company recorded a $13,260 debt discount relating to the common stock issued and such amount is being accreted over the life of the notes to interest expense. The shares were valued based on the quoted closing trading price on the dates of issuance. The Company analyzed the conversion feature and deemed that such feature did not represent an embedded derivative, because the instrument was not readily convertible to cash.

The conversion feature of the first Debenture provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature (“BCF”). When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF and related debt discount of $42,602, the discount is being accreted over the life of the first Debenture to interest expense. The Company analyzed the second Debenture for a BCF and deemed no BCF existed.

The Agreement provides that, the shares of Company common stock and stock options held by the CEO and former COO (the “Founders Shares”), together with medallion guaranteed stock powers relating thereto, shall be placed into an escrow account established by the Investor and shall be held pending a determination by the Board of Directors, in consultation with the Investor, of the status of the operations of the Company. Within 45 days(*) following the Initial Closing Date the Company shall deliver to the escrow agent a written notice which shall state that the Board of Directors of the Company, in consultation and agreement with the Investor, have made one of the following determinations:

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

*As of the date of this filing, a determination has not been made.

The Company can give no assurance that such funding will be available on terms and conditions acceptable to both the Company and the Investor, or at all.

Note 6 – Stockholders’ Deficit

Common stock issued for services

During the six months ended June 30, 2016, the Company granted an aggregate of 40,000 common shares to a consultant with a fair value of $8,000. The shares represented a bonus on a previous investor relations and public relations agreement. These shares vested immediately on the date of issuance. The Company has recorded $8,000 in stock-based compensation expense for the six months ended June 30, 2016, which is a component of professional fees in the condensed consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the six months ended June 30, 2016, the Company granted an aggregate of 675,000 common shares to the placement agent with a fair value of $67,500. The shares were issued upon entering into a Financial Advisory and Investment Banking Agreement. (See Note 7) These shares vested immediately on the date of issuance. The Company has recorded $67,500 in stock-based compensation expense for the six months ended June 30, 2016, which is a component of professional fees in the condensed consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

Stock options issued for services

During the six months ended June 30, 2016, the Company granted three board members an aggregate of 1,750,000 stock options for services rendered, having a total grant date fair value of approximately $69,000. These options vest immediately and expire between 2021 and 2026.

During the six months ended June 30, 2016, the Company granted of an aggregate of 200,000 stock options to two advisory board members, having a total grant date fair value of approximately $9,600, with a vesting period of 1 year. These options expire between May 1, 2026 and June 27, 2026. These options will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreements.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. In applying the Black-Scholes option pricing model to options granted, the Company used the following weighted average assumptions:

For the Three and Six Months Ended June 30, 2016
Risk free interest rate	1.49 - 1.57%
Dividend yield	0.00%
Expected volatility	83.00%
Expected life in years	5 - 10
Forfeiture Rate	0.00%

Since the Company has limited trading history, volatility was determined by averaging volatilities of comparable companies.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior of 0% based on its historical experience. The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The contractual term is used as the expected term for share options and similar instruments issued to non-employees.

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2016	–	$–	–
Granted	1,950,000	0.10	7.44
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding - June 30, 2016	1,950,000	$0.10	7.42
Exercisable - June 30, 2016	1,750,000	$0.10	7.13

At June 30, 2016, the aggregate intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $69,878 for the three and six months ended June 30, 2016.

Note 7 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2016 and December 31, 2015.

Placement Agent and Finders Agreements

In April 2016, the Company entered into a Financial Advisory and Investment Banking Agreement with WestPark Capital, Inc. (“WestPark”) (the “WestPark Advisory Agreement”). Pursuant to the WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $750,000 of the Company’s debt and/or equity securities (the “Securities”) to take place between April 2016 and June 2016. Subsequent to June 30, 2016, the Financing was extended to August 30, 2016. There can be no assurance that such financing will take place, or be on terms acceptable to the Company.

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

In addition, in April 2016, the Company issued to WestPark 675,000 shares of the Company’s common stock (see Note 6 for accounting treatment) and will issue 750,000 shares of the Company’s common stock for every $1,000,000 raised in the Financing on a pro-rata basis. The aforementioned shares will have standard registration rights.

Advisory Board Agreements

On May 1, 2016, the Company entered into an advisory board agreement. The term of the agreement is for a period of 12 months commencing on May 1, 2016. Pursuant to the agreement, the advisory board member was issued a non-qualified stock option to purchase 100,000 shares of the Company’s common stock. The exercise price of the options shall be $0.10 per share and have a ten (10) year term. The options shall vest in equal amounts over a period of one (1) year at the rate of twenty-five thousand (25,000) shares per quarter on the last day of each quarter, commencing July 31, 2016.

On June 27, 2016, the Company entered into an advisory board agreement, a related party to a member of the board of directors. The term of the agreement is for a period of 12 months commencing on May 1, 2016. Pursuant to the agreement, the advisory board member was issued a non-qualified stock option to purchase 100,000 shares of the Company’s common stock. The exercise price of the options shall be $0.06 per share and have a ten (10) year term. The options shall vest in equal amounts over a period of one (1) year at the rate of twenty-five thousand (25,000) shares per quarter on the last day of each quarter, commencing September 30, 2016.

Operating Lease

The Company had an operating lease for its New York office facility under a month-to-month agreement which ended on March 31, 2016. Rent expense for the three months ended June 30, 2016 and 2015 totaled $0 and $2,700, respectively. Rent expense for the six months ended June 30, 2016 and 2015 totaled $20,231 and $5,400, respectively.

Note 8 - Subsequent Events

On August 17, 2016 we entered into a subscription agreement with one investor for the purchase of 350,000 shares for $12,495. As of the date of this report, such shares have not been issued.

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

Results of Operations for the Three Months Ended June 30, 2016 and 2015

The following table sets forth the summary income statement for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended
	June 30, 2016	June 30, 2015
Revenues	$–	$–
Operating Expenses	$(343,109)	$(383,754)
Interest Expense	$(65,709)	$(4,190)
Net Loss	$(408,818)	$(387,944)

Revenues: From inception through June 30, 2016 the Company has generated minimal revenues.

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

Operating expenses decreased by 11% during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The overall $40,645 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	A decrease of payroll and related expenses of $13,630 due to a decrease in officers’ salaries. In April 2016, the Company’s Chief Operating Officer resigned.

•

A decrease of research and development expenses of $207,188. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred until such time that technological feasibility of our product has been established. Technological feasibility of our product was attained during the 4th quarter of 2015. Because of the Company’s capitalization issues, management has not incurred any of the development costs.

•	An increase of software maintenance expenses of $23,453. Technological feasibility of our product was attained during the 4th quarter of 2015. Software maintenance expenses consist of costs incurred to maintain our software, improve functionality and customer support.

•	An increase in equity-based compensation expense of $137,418. During the three months ended June 30, 2016, the Company recognized $137,418 of equity-based compensation as a result of equity-based awards granted to board members and advisory board members. During the three months ended June 30, 2015, the Company recognized $0 of equity- based compensation.

•	An increase in director fees of $45,075 (excluding equity-based compensation - see above). In the current period the Company’s board approved the payment of quarterly fees to board members retroactive to the quarter ending December 31, 2015. In prior periods, board members were not compensated for board services.

•	A decrease in professional fees of $32,961 (excluding equity-based compensation - see above). In the current period the Company incurred a decrease in consulting fees related to business development, financial advisory services and investor relations and a decrease in auditing fees and legal fees related to public filing requirements. These decreases were partially offset by an increase in accounting fees related to public filing requirements.

•	A decrease in computer and internet expenses of $5,223 primarily due to the termination of an agreement with one of the two service providers the Company uses to host its servers. The Company leases servers on a monthly basis from a third party. Monthly server costs fluctuate based on usage and data collection.

•	A decrease in rent expense of $2,700 due to the Company cancelling its office lease in March 2016.

Other expenses: Other expense consists primarily of interest expense primarily related to the Company’s notes payable.

Interest expense - increased by $61,519 to $65,709 during the three months ended June 30, 2016 as compared to $4,190 during the three months ended June 30, 2015 due to the issuance of new notes subsequent to June 30, 2015.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

The following table sets forth the summary income statement for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Revenues	$–	$–
Operating Expenses	$(700,890)	$(481,403)
Interest Expense	$(83,880)	$(5,848)
Net Loss	$(784,770)	$(487,251)

Revenues: From inception through June 30, 2016 the Company has generated minimal revenues.

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

Operating expenses increased by 46% during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The overall $219,487 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase of payroll and related expenses of $94,419 due to an increase in officers’ salaries and the hiring of a Chief Accounting Officer (“CAO”) and a project manager and a project manager assistant. In February 2016, the employment of the CAO was terminated and in April 2016, the Company’s Chief Operating Officer resigned. In addition, the project manager and project manager’s assistant were terminated in March 2016.

•

A decrease of research and development expenses of $228,082. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred until such time that technological feasibility of our product has been established. Technological feasibility of our product was attained during the 4th quarter of 2015. Because of the Company’s capitalization issues, management has not incurred any of the development costs.

•	An increase of software maintenance expenses of $49,287. Technological feasibility of our product was attained during the 4th quarter of 2015. Software maintenance expenses consist of costs incurred to maintain our software, improve functionality and customer support.

•	An increase in equity-based compensation expense of $145,378. During the six months ended June 30, 2016, the Company recognized $145,378 of equity-based compensation as a result of an equity-based bonus award granted to a consultant and equity-based compensation issued to board members and advisory board members. During the six months ended June 30, 2015, the Company recognized $0 of equity- based compensation.

•	An increase in director fees of $45,075 (excluding equity-based compensation - see above). In the current period the Company’s board approved the payment of quarterly fees to board members retroactive to the quarter ending December 31, 2015. In prior periods, board members were not compensated for board services.

•	An increase in professional fees of $86,541 (excluding equity-based compensation - see above). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations; and an increase in accounting, auditing fees and legal fees related to public filing requirements.

•	A decrease in computer and internet expenses of $6,192 primarily due to the termination of an agreement with one of the two service providers the Company uses to host its servers. The Company leases servers on a monthly basis from a third party. Monthly server costs fluctuate based on usage and data collection.

•	An increase in rent expense of $14,831 due to the Company entering into a new lease agreement for its office facility during October 2015. The Company cancelled the lease in March 2016.

Other expenses: Other expense consists primarily of interest expense primarily related to the Company’s notes payable.

Interest expense - increased by $78,032 to $83,880 during the six months ended June 30, 2016 as compared to $5,848 during the six months ended June 30, 2015 due to the issuance of new notes subsequent to June 30, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2016 compared to December 31, 2015:

	June 30, 2016	December 31, 2015	Increase/ (Decrease)
Current Assets	$4,503	$21,271	$(16,768)
Current Liabilities	$847,277	$297,728	$549,549
Working Capital Deficit	$(842,774)	$(276,457)	$(566,317)

As of June 30, 2016, we had working capital deficit of $842,774 as compared to a working capital deficit of $276,457 as of December 31, 2015, an increase of $566,317. During the six months ended June 30, 2016 we received proceeds of $70,000 from the issuance of convertible notes payable and $105,000 from the issuance of notes payable. The Company used the proceeds to fund operations during the current period. The increase in our working capital deficit is primarily attributable to our historic negative cash flow from operations resulting in our growing accounts payable and accrued liabilities.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the second quarter of 2016. We have been funded primarily by a combination of equity issuances and debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At June 30, 2016, we had a cash overdraft of approximately $1,500. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product and to fund operations. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2016, a net loss and net cash used in operating activities for the six months ended and has generated only minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financing Transactions

On January 28, 2016, the Company entered into a Securities Purchase Agreement (“SPA”), Promissory Note (the “January Note”) and Registration Rights Agreement (“RRA”) (collectively, the “Transaction Documents”) with Pinewood Trading Fund, L.P. (“Pinewood”). Pursuant to the SPA, the Company sold 100,000 shares (the “Shares”) of its common stock (the “Common Stock”), in exchange for Pinewood lending $105,000 (“Funding Amount”) to the Company pursuant to the Note with a principal amount of $131,250 (“Principal Amount”). The January Note was due on July 28, 2016 or earlier in the event that the gross proceeds of any Company offering equals or exceeds $300,000. The January Note is secured by all assets of the Company.

As of July 28, 2016, the Company is not compliant with the repayment terms of the January Note and is in default. As of that date, the outstanding principal balance on the January Note was $131,250. The Company intends to request that the maturity date be extended, however, there can be no assurance that a further extension will be granted.

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

If the Company fails to file the registration statement on or prior to the Filing Date, or fails to maintain the effectiveness of the registration statement pursuant to the terms of the RRA, the Company may be subject to partial cash liquidated damages, and not as a penalty, equal to $2,500 per month (not to exceed an aggregate of $20,000), pro-rated for periods of less than 30 days. If the Company fails to pay any partial liquidated damages in full within seven (7) days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to Pinewood, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. As of the date of the filing of this report, the registration statement has not been filed. Through the date of the filing of this report the Company has incurred cash liquidated damages of approximately $11,300 along with accrued interest.

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

On the Initial Closing Date, we issued and sold to the Investor, and the Investor purchased from us, a first Debenture in the principal amount of $68,750 for a purchase price of $55,000. $13,750 was recorded as an original issue discount and is being accreted over the life of the note to interest expense.

In May 2016, we issued and sold to the Investor, and the Investor purchased from us, a second Debenture in the principal amount of $18,750 for a purchase price of $15,000. $3,750 was recorded as an original issue discount and is being accreted over the life of the note to interest expense.

The principal amount of the Debentures can be converted at the option of the Investor into shares of our common stock at a conversion price per share of the lower of (i) $0.05 or (ii) the price per share in an offering of securities prior to the maturity date. In order to induce Investors to invest in the Debentures, the Investors will be issued two shares of Company common stock for each $1.00 invested. The Company recorded a $13,260 debt discount relating to the 175,000 shares of common stock issued and will be accreted over the life of the notes to interest expense. The shares were valued based on the quoted closing trading price on the dates of issuance.

The conversion feature of the first Debenture provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature (“BCF”). When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF and related debt discount of $41,036, the discount will be accreted over the life of the Debenture to interest expense. The Company analyzed the second Debenture for a BCF and deemed no BCF existed.

The Agreement provides that, the shares of Company common stock and stock options held by the CEO and former COO (the “Founders Shares”), together with medallion guaranteed stock powers relating thereto, shall be placed into an escrow account established by the Investor and shall be held pending a determination by the Board of Directors, in consultation with the Investor, of the status of the operations of the Company. Within 45 days(*) following the Initial Closing Date the Company shall deliver to the escrow agent a written notice which shall state that the board of directors of the Company, in consultation and agreement with the Investor, have made one of the following determinations:

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

*As of the date of this filing, a determination has not been made.

The Company can give no assurance that such funding will be available on terms and conditions acceptable to both the Company and the Investor, or at all.

On August 17, 2016 we entered into a subscription agreement with one investor for the purchase of 350,000 shares for $12,495. As of the date of this report, such shares have not been issued.

Placement Agent and Finders Agreements

In April 2016, the Company entered into a Financial Advisory and Investment Banking Agreement with WestPark Capital, Inc. (“WestPark”) (the “WestPark Advisory Agreement”). Pursuant to the WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $750,000 of the Company’s debt and/or equity securities (the “Securities”) to take place between April 2016 and June 2016, which has subsequently been extended to August 30, 2016. There can be no assurance that such financing will take place, or be on terms acceptable to the Company.

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

Summary Cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
Net cash used in operating activities	$(170,443)	$(409,997)
Net cash provided by financing activities	$169,145	$400,753

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, amortization of debt discount, and amortization of debt issuance costs during the six months ended June 30, 2016, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the six months ended June 30, 2015 to the six months ended June 30, 2016 due primarily to an increase in equity based compensation and amortization of the debt discount and debt issuance costs recorded on the notes payable entered into during the current period. In addition, the net increase in cash from changes in working capital activities from the six months ended June 30, 2015 to the six months ended June 30, 2016 primarily consisted of an increase in accounts payable and accrued expenses primarily due to an increase in accrued payroll and payroll related expenses, accrued accounting fees, accrued director’s fees and accrued consulting fees, business development, financial advisory services and investor relations.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes, related party loans and proceeds from the issuance of common stock and warrants of the Company.

Cash provided by financing activities decreased from the six months ended June 30, 2015 to the six months ended June 30, 2016, primarily driven by a decrease in proceeds from the issuance of common stock and warrants.

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

Our significant accounting policies (along with new accounting pronouncements) are summarized in Note 3 of our condensed consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the six months ended June 30, 2016, included elsewhere in this document.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuance of Stock Options for Services

On May 2, 2016, the Company issued an advisory board member 100,000 common stock options for services at a fair value of $4,617. The Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.

On June 24, 2016, the Company issued three board members an aggregate of 1,750,000 common stock options for services at a fair value of $69,090. The Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.

On June 27, 2016, the Company issued an advisory board member 100,000 common stock options for services at a fair value of $4,944. The Company valued these issuances at fair value, utilizing a Black-Scholes option valuation model.

Issuance of Common Stock with Promissory Notes

On January 28, 2016, the Company entered into a Securities Purchase Agreement (“SPA”), Promissory Note (the “January Note”) and Registration Rights Agreement (“RRA”) (collectively, the “Transaction Documents”) with Pinewood Trading Fund, L.P. (“Pinewood”). Pursuant to the SPA, the Company issued 100,000 shares (the “Shares”) of its common stock (the “Common Stock”), in exchange for Pinewood lending $105,000 (“Funding Amount”) to the Company pursuant to the January Note with a principal amount of $131,250 (“Principal Amount”). The January Note was due on July 28, 2016 or earlier in the event that the gross proceeds of any Company offering equals or exceeds $300,000. The January Note is secured by all assets of the Company.

As part of the transaction, the Company recorded an $18,000 debt discount relating to the 100,000 shares of common stock issued and $26,250 was recorded as an original issue discount and is being accreted over the life of the note to interest expense. The shares were valued based on the quoted closing trading price on the date of issuance.

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

The principal amount of the Debentures can be converted at the option of the Investor into shares of our common stock at a conversion price per share of the lower of (i) $0.05 or (ii) the price per share in an offering of securities prior to the maturity date. In order to induce Investors to invest in the Debentures, the Investors will be issued two shares of Company common stock for each $1.00 invested. The Company recorded a $13,260 debt discount relating to the 175,000 shares of common stock issued and is being accreted over the life of the notes to interest expense. The shares were valued based on the quoted closing trading price on the dates of issuance.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22, 2016.

PEERLOGIX, INC. By: /s/ William Gorfein William Gorfein Chief Executive Officer Principal Executive Officer and Principal Financial Officer

