Form 10-Q
period 2016-09-30
PeerLogix, Inc.
filed 2016-11-21
CIK 1603494

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2016

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 18, 2016, was 19,958,325 shares.

PEERLOGIX, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Peerlogix, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$150,110	$1,298
Prepaid expenses and other current assets	638	19,973
Total Current Assets	150,748	21,271

Total Assets	$150,748	$21,271

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$429,388	$224,882
Accrued payroll and payroll related expenses	188,213	23,339
Accrued directors' fees	60,075	–
Other accrued liabilities	47,823	859
Demand loans payable	15,000	15,000
Notes payable	131,250	–
Convertible notes payable - related party, net of debt discount of $3,283 and $0, respectively	84,217	–
Convertible notes payable, net of debt discount of $207,918 and $0, respectively	2,082	–
Loans payable - officers	46,284	33,648
Total Current Liabilities	1,004,332	297,728

Total Liabilities	1,004,332	297,728

Commitments and Contingencies

Stockholders Deficiency
Preferred stock par value $0.001: 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2016 and December 31, 2015	–	–
Common stock par value $0.001: 100,000,000 shares authorized; 26,962,034 and 23,107,535 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	26,962	23,108
Additional paid in capital	1,815,085	1,245,416
Accumulated deficit	(2,695,631)	(1,544,981)
Total Stockholders' Deficiency	(853,584)	(276,457)

Total Liabilities and Stockholders' Deficiency	$150,748	$21,271

See accompanying notes to the condensed consolidated financial statements.

Peerlogix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$–	$–	$–	$–

Operating expenses
Compensation	29,486	104,890	200,904	181,889
Director fees	48,941	–	163,107	–
Research and development	–	40,133	–	268,215
Professional fees	53,099	234,508	333,374	351,955
General and administrative	38,979	49,182	174,010	108,057
Operating expenses	170,505	428,713	871,395	910,116

Loss from operations	(170,505)	(428,713)	(871,395)	(910,116)

Other income (expense)
Interest expense	(195,376)	(19,114)	(279,256)	(24,962)
Interest income	–	43	–	43
Other income (expense)	(195,376)	(19,071)	(279,256)	(24,919)

Net loss	$(365,881)	$(447,784)	$(1,150,651)	$(935,035)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average common shares outstanding - basic and diluted	24,209,278	19,960,298	23,766,323	17,788,453

See accompanying notes to the condensed consolidated financial statements

Peerlogix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

Cash Flows From Operating Activities:
Net loss	$(1,150,651)	$(935,035)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation - other	2,414	–
Stock options issued for services	105,406	–
Common stock issued for services	85,500	–
Amortization of debt discount	73,488	8,750
Accretion of original issue discount	42,924	–
Amortization of debt issuance costs	113,204	–
Direct expense paid by officer	31,521	–
Modification of investor warrants	29,231	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19,335	–
Accounts payable	204,506	92,085
Accrued payroll and payroll related expenses	164,874	–
Accrued directors' fees	60,075	–
Other accrued liabilities	22,479	–
Net Cash Used In Operating Activities	(195,694)	(834,200)

Cash Flows From Financing Activities:
Proceeds from demand loans	–	5,500
Repayment of demand loans	–	(5,500)
Proceeds from notes payable	130,000	17,500
Repayment of notes payable	–	(26,250)
Repayment of notes payable - related party	–	(53,725)
Proceeds from officer loans	3,515	4,041
Repayment of officer loans	(22,400)	–
Proceeds from convertible notes - related party	70,000	–
Proceeds from convertible notes	185,000	–
Debt issuance costs	(23,609)	–
Net proceeds from sale of common stock	2,000	1,248,512
Net Cash Provided By Financing Activities	344,506	1,190,078

Net change in cash	148,812	355,878

Cash at beginning of period	1,298	10,049

Cash at end of period	$150,110	$365,927

Supplemental disclosures of cash flow information:
Interest paid	$102	$19,360
Income tax paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs paid in the form of warrants	$–	$126,000
Original issue discount on notes payable	$26,250	$8,750
Original issue discount on convertible notes payable - related party	$17,500	$–
Debt discount paid in the form of common shares and warrants	$163,309	$–
Beneficial conversion feature - convertible debt	$120,554	$–
Conversion of promissory note to convertible note	$25,000	$–
Debt issuance cost accrued	$22,071	$–
Debt issuance cost paid in the form of common stock and warrants	$67,524	$–
Common stock and warrants issued for conversion of convertible notes and accrued interest	$–	$91,162
Forgiveness of related party loan	$–	$2,577

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015, and the statement of cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 14, 2016.

Note 2 – Going Concern and Management Liquidity Plans

The Company has generated minimal revenues and continues to incur recurring losses from operations and has an accumulated deficit since inception. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $1,150,651 and net cash used in operations of approximately $195,694 for the nine months ended September 30, 2016. In addition, the Company has notes payable in default (see Note 4). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's primary source of operating funds since inception has been cash proceeds from the sale of Class A units, common stock and common stock warrants, convertible debentures and notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. (See Note 8)

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. There can be no assurance that such a plan will be successful. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Total shares issuable upon the exercise of warrants and conversion of convertible promissory notes for the nine months ended September 30, 2016 and 2015 were as follows:

	September 30,
	2016	2015
Warrants	5,051,670	2,951,669
Stock options	12,300,000	–
Convertible promissory notes	5,250,000	–
Total	22,601,670	2,951,669

Recently Adopted Accounting Guidance

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs , or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. We adopted the provisions of ASU 2015-03 on January 1, 2016. No prior period amounts were required to be reclassified to conform to the current period presentation. The adoption of ASU 2015-03 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

Recent Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

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

As part of the transaction, the Company recorded an $18,000 debt discount relating to the relative fair value of the 100,000 shares of common stock issued and $26,250 was recorded as an original issue discount and is being accreted over the life of the note to interest expense. The shares were valued based on the quoted closing trading price on the date of issuance. In addition the Company incurred legal fees of $7,418 which will be amortized over the life of the note to interest expense.

As of July 28, 2016, the Company was not compliant with the repayment terms of the January Note and is in default. As of that date, the outstanding principal balance on the January Note was $131,250. On September 28, 2016, the Company and Pinewood entered into a Forbearance Agreement (“Agreement”). As an inducement to Pinewood to enter into the Agreement, the Company shall pay to the Lender a forbearance fee in the initial principal amount of $1,000, which fee shall be added to the principal balance of the Note on the last day of the Forbearance Period, December 31, 2016. Certain covenants of the Agreement require the Company to pay Pinewood the outstanding accrued interest under the Note from the first $100,000 of any equity or debt raised in connection with the Company; pay Pinewood 25% of the next $100,000 of equity or debt raised in connection with the Company and pay Pinewood 50% of any equity or debt raised in connection with the Company in excess of the $200,000 previously raised. The interest rate applicable to amounts due under the Note from July 29, 2016 through and including the date on which all obligations under the Note have been paid in full shall be 18%. The Company is currently in violation of a repayment covenant and therefore currently in default of the Agreement, making the entire unpaid principal and interest due and payable. In addition, Pinewood may take possession of the Collateral without notice or hearing, and sell or dispose of it. The Lender can now institute legal action to enforce its rights under the Note. As of the date of this report no defaults under the note have been called by Pinewood.

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

If the Company fails to file the registration statement on or prior to the Filing Date, or fails to maintain the effectiveness of the registration statement pursuant to the terms of the RRA, the Company may be subject to partial cash liquidated damages, and not as a penalty, equal to $2,500 per month (not to exceed an aggregate of $20,000), pro-rated for periods of less than 30 days. If the Company fails to pay any partial liquidated damages in full within seven (7) days after the date payable, the Company will pay interest, as an addition to the stated original issue discount, thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to Pinewood, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. As of the date of this report the registration statement has not been filed. As of September 30, 2016, the Company has accrued liquidated damages of $15,565 along with accrued interest and has been recorded such amounts in interest expense in the condensed consolidated statement of operations.

On August 22, 2016, the Company issued an unsecured convertible promissory note in principal amount of $25,000 to an accredited investor through a private placement. The note bears interest at a rate of 12% per annum, with maturity on the earlier of i) September 22, 2016 and ii) an offering of securities of the Company through WestPark. On September 22, 2016, the promissory note was converted into a convertible note per the contractual terms of the WestPark Offering. (See Note 5 and Note 9).

As part of the transaction, the Company incurred placement agent fees of $3,250 which were recorded as debt issuance costs. The debt issuance costs were accreted over the life of the notes to interest expense.

Note 5 – Convertible Notes Payable

During the nine months ended September 30, 2016, the Company sold $210,000 of Units to investors. Of the $210,000 in Units issued, $185,000 resulted from the receipt of cash and the other $25,000 resulted from the conversion of promissory notes. (See Note 4). Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Notes”) and warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share during the four (4) year period commencing on the final closing of this Offering.

Each of the Notes will be convertible at an initial price equal to $0.06 per share. In addition, during the two month period commencing on the final closing of the Offering, the Notes will contain a look-back provision pursuant to which the Notes will be convertible at the lower of $0.06 or the lowest volume weighted average price of the Company’s common stock (the “VWAP”) during any 10 day period during such two (2) month period, provided however, in the event that the VWAP during any such ten (10) day period is less than $0.06, then the reset conversion price of the Notes shall be no lower than $0.03. The Notes also contain a reset provision to the same price as any future offering in the next three (3) years in the event that the conversion or offering price of securities offered in such subsequent offering is less than the Conversion Price of the Notes in this Offering. The reset provision is not yet effective as of September 30, 2016 because the final closing has not occurred.

The Company assessed the conversion feature of the Notes on the date of issuance and at the end of the reporting period and concluded the conversion feature of the Notes do not qualify as a derivative because the instrument is not readily convertible to cash. The Company will reassess the conversion feature of the Notes for derivative treatment at the end of each subsequent reporting period.

In addition, to the extent that any investor that acquires Units in this Offering had previously acquired securities issued by the Company or its subsidiary in one of the two prior private offerings placed by the Placement Agent (each a “Prior Offering”), which collectively raised gross proceeds of $1,510,000 (each an “Existing Investor”), the Company has agreed to provide additional consideration to each such Existing Investor as follows: (i) if the Existing Investor acquires Units in this Offering in an amount equal to fifty percent (50%) or greater than the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive (a) an additional four shares (if the investor invested in the first Prior offering) or five shares of the Company’s common stock (if the investor invested in the second Prior Offering) (each “Incentive Shares”); and (b) the exercise price of each of the warrants purchased by the Existing Investor will be reduced from $0.60 per share (if the investor invested in the first Prior Offering) or $0.72 per share (if the investor invested in the second Prior Offering) to $0.10 per share (the “Incentive Warrant Price Reduction”); and (ii) if the Existing Investor acquires Units in this Offering in an amount equal to less than fifty percent (50%) of the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive a pro-rata number of Incentive Shares and Incentive Warrant Price Reduction on only a pro-rata portion of the warrants acquired by the Existing Investor in the Prior Offering. The Company issued investors who invested in prior offerings 2,483,333 shares of common stock and reduced the exercise price of 517,417 warrants as per the terms above. The incentive shares were recorded as a debt discount on the date of issuance based on the relative fair value of the shares. Because the warrants issued in prior offerings were not accounted for as derivative liabilities and were accounted for as equity, and the instruments were not marked to market on each balance sheet date. Upon modification, it is required under ASC 480 to analyze the fair value of the instruments, before and after the modification, recognizing the increase as a charge to the statement of operations. The Company computed the fair value of the warrants directly preceding the modification and compared the fair value to that of the modified warrants with new terms. The Company recorded the increased value of the warrants of $29,231 to interest expense with an offsetting entry to additional paid in capital on the date of the modification.

The Company will have the ability to extend the Notes for an additional six (6) months (the “Extended Term”) and if so extended shall be referred to herein as the “Extended Notes”. The Extended Notes, upon maturity, will pay interest at a six (6) month rate of 18% (36% annualized) at the termination of the Extended Term. The Extended Notes, to the extent extended pursuant to their terms for the Extended Term, will carry an additional 50% warrant coverage (e.g. such warrant to be exercisable for an additional 50% of the number of shares into which the Extended Note is initially convertible (the “Extended Warrants”). The Extended Warrants shall be exercisable at a price equal to $0.10. The Extended Warrants will expire four (4) years from the Extended Term and shall contain customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and the shares underlying the Extended Warrants will contain registration rights.

The Company recorded a $132,048 debt discount relating to 2,483,333 shares of common stock and 1,750,001 warrants issued to investors based on the relative fair value of each equity instrument. The debt discount is being accreted over the life of the Notes to interest expense. Debt discount in excess of the face of the Notes was recorded directly to interest expense on the date of issuance.

The conversion feature of the Notes provide for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature (“BCF”). When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF and related debt discount of $77,952, the discount is being accreted over the life of the Notes to interest expense.

As part of the transaction, the Company incurred placement agent fees based on the aggregate gross proceeds raised through September 30, 2016, or $31,012, which were recorded as debt issuance costs. Through September 30, 2016, the Company was required to issue the placement agent 157,500 common shares with a fair value of $21,059 and 350,000 warrants (See Note 9) with a fair value of $46,465 which were recorded as debt issuance costs. Debt issuance costs in excess of the net face amount of the Notes, after subtracting the debt discount, was recorded directly to interest expense on the date of issuance.

The outstanding principal balance on the Notes at September 30, 2016 was $210,000.

The convertible note agreements, warrant documents and stock certificates pertaining to the above Offering were issued to investors and the placement agent subsequent to September 30, 2016. The Company accounted for the convertible notes, warrants and shares of common stock as per the terms of the executed private placement memorandum and executed subscription agreements.

Note 6 – Convertible Notes Payable – Related Party

On April 8, 2016 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “SPA”) with Attia Investments, LLC, a related party (the “Investor”). A shareholder of the Company who owns in-excess of 5% of the Company’s common stock is the managing member of Attia Investments, LLC. Under the Agreement, the Investor agreed to purchase senior secured convertible debentures in the aggregate principal amount of up to $125,000 (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on October 8, 2016, which can be extended to April 8, 2017 at the discretion of the Investor. The principal amount of the Debentures shall equal the amount funded by the Investor together with an original issue discount of 20%. The Debentures are secured by all assets of the Company.

During the nine months ended September 30, 2016, we issued and sold to the Investor, and the Investor purchased from us, Debentures in the principal amount of $87,500 for a purchase price of $70,000. $17,500 was recorded as an original issue discount and is being accreted over the life of the Debentures to interest expense.

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

The conversion feature of the first Debenture issued provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a BCF. When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF and related debt discount of $42,602, the discount is being accreted over the life of the first Debenture to interest expense. The Company analyzed the second Debenture issued for a BCF and deemed no BCF existed.

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

On September 27, 2016, the SPA was amended. The determination date, by the Board of Directors, in consultation with the Investor, of the status of the operations of the Company has been extended to September 22, 2017. As per the terms of the amended SPA, on October 2, 2016 8,324,084 shares originally issued to the Company’s founders were cancelled.

The Company can give no assurance that such funding will be available on terms and conditions acceptable to both the Company and the Investor, or at all.

Note 7 – Loans Payable – Officers

During the nine months ended September 30, 2016 and in prior periods, one of the Company’s officers made non-interest bearing loans to the Company in the form of cash and payments to vendors on behalf of the Company. The loans are due on demand and unsecured. As of September 30, 2016, and December 2015 the Company is reflecting a liability of $46,284, and $33,648, respectively. The Company did not impute interest on the loan as it was deemed to be de minimis to the condensed consolidated financial statements.

Note 8 – Stockholders’ Deficit

Common stock issued for cash

On September 9, 2016, the Company sold 57,000 shares of common stock to an investor for proceeds of $2,000.

Common stock issued for services

During the nine months ended September 30, 2016, the Company granted an aggregate of 206,666 common shares to a consultant with a fair value of $18,000. The shares represented a bonus on a previous investor relations and public relations agreement. These shares vested immediately on the date of issuance. The Company has recorded $18,000 in stock-based compensation expense for the nine months ended September 30, 2016, which is a component of professional fees in the condensed consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the nine months ended September 30, 2016, the Company granted an aggregate of 675,000 common shares to a placement agent with a fair value of $67,500. The shares were issued upon entering into a Financial Advisory and Investment Banking Agreement. (See Note 8). These shares vested immediately on the date of issuance. The Company has recorded $67,500 in stock-based compensation expense for the nine months ended September 30, 2016, which is a component of professional fees in the condensed consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the nine months ended September 30, 2016, the Company granted an aggregate of 157,500 common shares to a placement agent with a fair value of $21,059. (See Note 5). The shares were granted as compensation to the placement agent for Units sold in the Offering during the nine months ended September 30, 2016. The shares were valued based on the quoted closing trading price on the date of issuance.

Common stock issued with convertible notes

During the nine months ended September 30, 2016, the Company granted an aggregate of 2,483,333 common shares to investors as part of a private placement of the Company’s debt and equity securities. (See Note 5).

Stock options issued for services

During the nine months ended September 30, 2016, the Company granted three board members an aggregate of 12,100,000 stock options for services rendered, having a total grant date fair value of approximately $546,000. 2,200,000 options vest immediately and expire between 2021 and 2026. 2,700,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.25 and expire between 2021 and 2026. 2,700,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.50 and expire between 2021 and 2026. 2,250,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.75 and expire in 2021. 2,250,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $1.00 and expire in 2021. 1,750,000 of the options contain only service conditions and will be expensed on a straight-line basis over the service period of the agreement. The remaining options contain market conditions and will be expensed over the derived service period as computed by a Monte Carlo pricing model.

During the nine months ended September 30, 2016, the Company granted of an aggregate of 200,000 stock options to two advisory board members, having a total grant date fair value of approximately $9,600. The options have an exercise price ranging from $0.06 to $0.10 per share, have a ten (10) year term and a vesting period of 1 year. These options will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreements.

The Company uses the Black-Scholes model to determine the fair value of awards granted that contain typical service conditions that affect vesting. The Company uses the Monte Carlo model to determine the fair value of awards granted that contain complex features such as market conditions because the Company believes the method accounts for multiple embedded features and contingencies in a superior manner than a simple Black Scholes model. In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and differing terms. In applying the Black-Scholes and Monte Carlo option pricing models to options granted, the Company used the following assumptions:

For the Three and Nine Months Ended September 30, 2016
Risk free interest rate	0.87 - 1.57%
Dividend yield	0.00%
Expected volatility	59.00 - 83.71%
Expected life in years	5 - 10
Forfeiture rate	0.00%

Since the Company has limited trading history, volatility was determined by averaging volatilities of comparable companies.

The Company uses the simplified method to calculate expected term of share options and similar instruments issued to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The contractual term is used as the expected term for share options and similar instruments issued to non-employees.

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2016	–	$–	–
Granted	12,300,000	0.11	5.94
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding - September 30, 2016	12,300,000	$0.11	5.89
Exercisable - September 30, 2016	2,250,000	$0.10	7.56

At September 30, 2016, the aggregate intrinsic value of options outstanding and exercisable was $1,802,500 and $214,750, respectively.

Stock-based compensation for stock options has been recorded in the condensed consolidated statements of operations and totaled $36,328 and $105,406, for the three and nine months ended September 30, 2016, respectively.

The following is a summary of the Company’s warrant activity during the nine months ended September 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2016	2,951,669	$0.66	4.54
Granted	2,100,001	0.10	4.00
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding and exercisable at - September 30, 2016	5,051,670	$0.31	3.79

At September 30, 2016, the aggregate intrinsic value of warrants outstanding and exercisable was $292,555.

Note 9 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of September 30, 2016 and December 31, 2015.

Payroll Tax Liabilities

As of September 30, 2016 and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns with respect to penalties and interest are deemed de minimis to the condensed consolidated financial statements as of September 30, 2016 and December 31, 2015.

Placement Agent and Finders Agreements

In April 2016, the Company entered into a Financial Advisory and Investment Banking Agreement with WestPark Capital, Inc. (“WestPark”) (the “WestPark Advisory Agreement”). Pursuant to the WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $750,000 of the Company’s debt and/or equity securities (the “Securities”) initially proposed to take place between April 2016 and June 2016. On September 20, 2016, the terms of the Financing were finalized and the offering period is to take place from September 20, 2016 through October 31, 2016. Subsequent to September 30, 2016, the Financing was extended to November 25, 2016.

The Company upon closing of the Financing will pay consideration to WestPark, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing from the sale of Securities placed by WestPark and warrants in the amount of 10% of the aggregate gross proceeds. The Company will also pay all WestPark legal fees and expenses as well as a 3% non-accountable expense allowance of the aggregate gross proceeds raised in the Financing. The Placement Agent Warrants will have: (a) a nominal exercise price of $0.001 per share, and (b) a cashless exercise provision. The shares underlying the Placement Agent Warrants will have standard piggyback registration rights.

In April 2016, the Company issued to WestPark 675,000 shares of the Company’s common stock (see Note 8) for entering into the agreement. In addition the Company will issue 750,000 shares of the Company’s common stock for every $1,000,000 raised in the Financing on a pro-rata basis. (See Note 5). The aforementioned shares will have standard registration rights.

Operating Lease

The Company had an operating lease for its New York office facility under a month-to-month agreement which ended on March 31, 2016. Rent expense for the three months ended September 30, 2016 and 2015 totaled $0 and $7,800, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 totaled $20,231 and $13,208, respectively.

Note 10 - Subsequent Events

Subsequent to September 30, 2016, the Company sold an additional 16 Units for gross proceeds of $160,500. As additional consideration for entering in the private placement offering, the investors were granted a total of 1,200,000 shares of common stock and 1,337,502 warrants to purchase common stock. As part of the transaction, the Company incurred placement agent fees of $20,865. In addition, the placement agent was granted a total of 120,375 shares of common stock and 267,500 warrants to purchase common stock at an exercise price of $0.001. (See Note 9).

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

Results of Operations for the Three Months Ended September 30, 2016 and 2015

The following table sets forth the summary income statement for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended
	September 30, 2016	September 30, 2015
	$–	$–
Operating Expenses	$(170,505)	$(428,713)
Interest Expense, net	$(195,376)	$(19,071)
Net Loss	$(365,881)	$(447,784)

Revenues: From inception through September 30, 2016 the Company has generated minimal revenues.

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

Operating expenses decreased by 60% during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The overall $258,208 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	A decrease of payroll and related expenses of $75,404 due to a decrease in officers’ salaries. In April 2016, the Company’s Chief Operating Officer resigned.

•	A decrease of research and development expenses of $40,133. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred until such time that technological feasibility of our product has been established. Technological feasibility of our product was attained during the 4th quarter of 2015. Because of the Company’s capitalization issues, management has not incurred any significant development costs.

•	An increase of software maintenance expenses of $10,330. Technological feasibility of our product was attained during the 4th quarter of 2015. Software maintenance expenses consist of costs incurred to maintain our software, improve functionality and customer support.

•	An increase in equity-based compensation expense of $46,287. During the three months ended September 30, 2016, the Company recognized $46,287 of equity-based compensation as a result of equity-based awards granted to board members, consultants and advisory board members. During the three months ended September 30, 2015, the Company recognized $0 of equity- based compensation.

•	An increase in director fees of $15,000 (excluding equity-based compensation - see above). In the current year the Company’s board approved the payment of quarterly fees to board members retroactive to the quarter ending December 31, 2015. In prior periods, board members were not compensated for board services.

•	A decrease in professional fees of $169,035 (excluding equity-based compensation - see above). In the current period the Company incurred a decrease in consulting fees related to business development, financial advisory services and investor relations and a decrease in auditing fees and legal fees related to public filing requirements.

•	A decrease in computer and internet expenses of $1,757 primarily due to the termination of an agreement with one of the two service providers the Company uses to host its servers. The Company leases servers on a monthly basis from a third party. Monthly server costs fluctuate based on usage and data collection.

•	A decrease in rent expense of $7,808 due to the Company cancelling its office lease in March 2016.

Other expenses: Other expense consists primarily of interest expense primarily related to the Company’s notes payable.

Interest expense - increased by $176,305 to $195,376 during the three months ended September 30, 2016 as compared to $19,071 during the three months ended September 30, 2015 due to the issuance of new notes subsequent to September 30, 2015.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

The following table sets forth the summary income statement for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	$–	$–
Operating Expenses	$(871,395)	$(910,116)
Interest Expense, net	$(279,256)	$(24,919)
Net Loss	$(1,150,651)	$(935,035)

Revenues: From inception through September 30, 2016 the Company has generated minimal revenues.

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

Operating expenses decreased by 4% during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The overall $38,721 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase of payroll and related expenses of $19,015 due to an increase in officers’ salaries and the hiring of a Chief Accounting Officer (“CAO”) and a project manager and a project manager assistant. In February 2016, the employment of the CAO was terminated and in April 2016, the Company’s Chief Operating Officer resigned. In addition, the project manager and project manager’s assistant were terminated in March 2016.

•	A decrease of research and development expenses of $268,215. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred until such time that technological feasibility of our product has been established. Technological feasibility of our product was attained during the 4th quarter of 2015. Because of the Company’s capitalization issues, management has not incurred any significant development costs.

•	An increase of software maintenance expenses of $59,618. Technological feasibility of our product was attained during the 4th quarter of 2015. Software maintenance expenses consist of costs incurred to maintain our software, improve functionality and customer support.

•	An increase in equity-based compensation expense of $191,706. During the nine months ended September 30, 2016, the Company recognized $191,706 of equity-based compensation as a result of an equity-based bonus award granted to a consultant and equity-based compensation issued to board members and advisory board members. During the nine months ended September 30, 2015, the Company recognized $0 of equity- based compensation.

•	An increase in director fees of $60,075 (excluding equity-based compensation - see above). In the current period the Company’s board approved the payment of quarterly fees to board members retroactive to the quarter ending December 31, 2015. In prior periods, board members were not compensated for board services.

•	An decrease in professional fees of $107,255 (excluding equity-based compensation - see above). In the current period the Company incurred an decrease in consulting fees related to business development, financial advisory services, auditing fees and legal fees related to public filing requirements; these decreases were offset by an increases in accounting fees.

•	A decrease in computer and internet expenses of $7,949 primarily due to the termination of an agreement with one of the two service providers the Company uses to host its servers. The Company leases servers on a monthly basis from a third party. Monthly server costs fluctuate based on usage and data collection.

•	An increase in rent expense of $7,023 due to the Company entering into a new lease agreement for its office facility during October 2015. The Company cancelled the lease in March 2016.

Other expenses: Other expense consists primarily of interest expense primarily related to the Company’s notes payable.

Interest expense – increased by $254,337 to $279,256 during the nine months ended September 30, 2016 as compared to $24,919 during the nine months ended September 30, 2015 due to the issuance of new notes subsequent to September 30, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2016 compared to December 31, 2015:

	September 30, 2016	December 31, 2015	Increase/ (Decrease)
Current Assets	$150,748	$21,271	$129,477
Current Liabilities	$1,004,332	$297,728	$706,604
Working Capital Deficit	$(853,584)	$(276,457)	$(577,127)

As of September 30, 2016, we had working capital deficit of $853,584 as compared to a working capital deficit of $276,457 as of December 31, 2015, an increase of $577,127. During the nine months ended September 30, 2016 we received proceeds of $255,000 from the issuance of convertible notes payable and $130,000 from the issuance of notes payable. The Company used the proceeds to fund operations during the current period. The increase in our working capital deficit is primarily attributable to our historic negative cash flow from operations resulting in our growing accounts payable and accrued liabilities.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the third quarter of 2016. We have been funded primarily by a combination of equity issuances and debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At September 30, 2016, we had a cash of approximately $150,000. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product and to fund operations. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2016, a net loss and net cash used in operating activities for the nine months ended and has generated only minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of July 28, 2016, the Company was not compliant with the repayment terms of the January Note and is in default. As of that date, the outstanding principal balance on the January Note was $131,250. On September 28, 2016, the Company and Pinewood entered into a Forbearance Agreement (“Agreement”). As an inducement to Pinewood to enter into the Agreement, the Company shall pay to the Lender a forbearance fee in the initial principal amount of $1,000, which fee shall be added to the principal balance of the Note on the last day of the Forbearance Period, December 31, 2016. Certain covenants of the Agreement require the Company to pay Pinewood the outstanding accrued interest under the Note from the first $100,000 of any equity or debt raised in connection with the Company; pay Pinewood 25% of the next $100,000 of equity or debt raised in connection with the Company and pay Pinewood 50% of any equity or debt raised in connection with the Company in excess of the $200,000 previously raised. The interest rate applicable to amounts due under the Note from July 29, 2016 through and including the date on which all obligations under the Note have been paid in full shall be 18%. The Company is currently in violation of a repayment covenant and therefore currently in default of the Agreement, making the entire unpaid principal and interest due and payable. In addition, Pinewood may take possession of the Collateral without notice or hearing, and sell or dispose of it. The Lender can now institute legal action to enforce its rights under the Note. As of the date of this report no defaults under the note have been called by Pinewood.

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

If the Company fails to file the registration statement on or prior to the Filing Date, or fails to maintain the effectiveness of the registration statement pursuant to the terms of the RRA, the Company may be subject to partial cash liquidated damages, and not as a penalty, equal to $2,500 per month (not to exceed an aggregate of $20,000), pro-rated for periods of less than 30 days. If the Company fails to pay any partial liquidated damages in full within seven (7) days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to Pinewood, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. As of the date of the filing of this report, the registration statement has not been filed. Through the date of the filing of this report the Company has incurred cash liquidated damages of approximately $ 20,225 along with accrued interest.

On April 8, 2016 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “SPA”) with Attia Investments, LLC, a related party (the “Investor”). A shareholder of the Company who owns in-excess of 5% of the Company’s common stock is the managing member of Attia Investments, LLC. Under the Agreement, the Investor agreed to purchase senior secured convertible debentures in the aggregate principal amount of up to $125,000 (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on October 8, 2016, extended to April 8, 2017 at the discretion of the Investor. The principal amount of the Debentures shall equal the amount funded by the Investor together with an original issue discount of 20%. The Debentures are secured by all assets of the Company.

During the nine months ended September 30, 2016, we issued and sold to the Investor, and the Investor purchased from us, Debentures in the principal amount of $87,500 for a purchase price of $70,000. $17,500 was recorded as an original issue discount and is being accreted over the life of the Debentures to interest expense.

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

On August 22, 2016, the Company issued an unsecured convertible promissory note in principal amount of $25,000 to an investor. The note bears interest at a rate of 12% per annum, with maturity on the earlier of i) September 22, 2016 and ii) an offering of securities of the Company through WestPark. On September 22, 2016, the promissory note was converted into a convertible note as part of the WestPark Offering.

During the nine months ended September 30, 2016, the Company sold $210,000 of Units to investors. Of the $210,000 in Units issued, $185,000 resulted from the receipt of cash and the other $25,000 resulted from the conversion of promissory notes. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Notes”) and warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share during the four (4) year period commencing on the final closing of this Offering.

Each of the Notes will be convertible at an initial price equal to $0.06 per share. In addition, during the two month period commencing on the final closing of the Offering, the Notes will contain a look-back provision pursuant to which the Notes will be convertible at the lower of $0.06 or the lowest volume weighted average price of the Company’s common stock (the “VWAP”) during any 10 day period during such two (2) month period, provided however, in the event that the VWAP during any such ten (10) day period is less than $0.06, then the reset conversion price of the Notes shall be no lower than $0.03. The Notes also contain a reset provision to the same price as any future offering in the next three (3) years in the event that the conversion or offering price of securities offered in such subsequent offering is less than the Conversion Price of the Notes in this Offering. The reset provision is not yet effective as of September 30, 2016 because the final closing has not occurred.

In addition, to the extent that any investor that acquires Units in this Offering had previously acquired securities issued by the Company or its subsidiary in one of the two prior private offerings placed by the Placement Agent (each a “Prior Offering”), which collectively raised gross proceeds of $1,510,000 (each an “Existing Investor”), the Company has agreed to provide additional consideration to each such Existing Investor as follows: (i) if the Existing Investor acquires Units in this Offering in an amount equal to fifty percent (50%) or greater than the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive (a) an additional four shares (if the investor invested in the first Prior offering) or five shares of the Company’s common stock (if the investor invested in the second Prior Offering) (each “Incentive Shares”); and (b) the exercise price of each of the warrants purchased by the Existing Investor will be reduced from $0.60 per share (if the investor invested in the first Prior Offering) or $0.72 per share (if the investor invested in the second Prior Offering) to $0.10 per share (the “Incentive Warrant Price Reduction”); and (ii) if the Existing Investor acquires Units in this Offering in an amount equal to less than fifty percent (50%) of the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive a pro-rata number of Incentive Shares and Incentive Warrant Price Reduction on only a pro-rata portion of the warrants acquired by the Existing Investor in the Prior Offering. The Company issued investors who invested in prior offerings 2,483,333 shares of common stock and reduced the exercise price of 517,417 warrants as per the terms above.

The Company will have the ability to extend the Notes for an additional six (6) months (the “Extended Term”) and if so extended shall be referred to herein as the “Extended Notes”. The Extended Notes, upon maturity, will pay interest at a six (6) month rate of 18% (36% annualized) at the termination of the Extended Term. The Extended Notes, to the extent extended pursuant to their terms for the Extended Term, will carry an additional 50% warrant coverage (e.g. such warrant to be exercisable for an additional 50% of the number of shares into which the Extended Note is initially convertible (the “Extended Warrants”). The Extended Warrants shall be exercisable at a price equal to $0.10. The Extended Warrants will expire four (4) years from the Extended Term and shall contain customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and the shares underlying the Extended Warrants will contain registration rights.

The Company granted investors in the Offering 2,483,333 shares of common stock and 1,750,001 warrants through September 30, 2016.

The Company granted the placement agent 157,500 shares of common stock and 350,000 warrants through September 30, 2016.

On September 9, 2016, the Company sold 57,000 shares of common stock to an investor for proceeds of $2,000.

Placement Agent and Finders Agreements

In April 2016, the Company entered into a Financial Advisory and Investment Banking Agreement with WestPark Capital, Inc. (“WestPark”) (the “WestPark Advisory Agreement”). Pursuant to the WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $750,000 of the Company’s debt and/or equity securities (the “Securities”) initially proposed to take place between April 2016 and June 2016. On September 20, 2016, the terms of the Financing were finalized and the offering period is to take place from September 20, 2016 through October 31, 2016. Subsequent to September 30, 2016, the Financing was extended to November 25, 2016.

The Company upon closing of the Financing will pay consideration to WestPark, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing from the sale of Securities placed by WestPark and warrants in the amount of 10% of the aggregate gross proceeds. The Company will also pay all WestPark legal fees and expenses as well as a 3% non-accountable expense allowance of the aggregate gross proceeds raised in the Financing. The Placement Agent Warrants will have: (a) a nominal exercise price of $0.001 per share, and (b) a cashless exercise provision. The shares underlying the Placement Agent Warrants will have standard piggyback registration rights.

In April 2016, the Company issued to WestPark 675,000 shares of the Company’s common stock for entering into the agreement. In addition the Company will issue 750,000 shares of the Company’s common stock for every $1,000,000 raised in the Financing on a pro-rata basis. The aforementioned shares will have standard registration rights.

Summary Cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net cash used in operating activities	$(195,694)	$(834,200)
Net cash provided by financing activities	$344,506	$1,190,078

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, amortization of debt discount, and amortization of debt issuance costs during the nine months ended September 30, 2016, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due primarily to an increase in equity based compensation and amortization of the debt discount and debt issuance costs recorded on the notes payable entered into during the current period. In addition, the net increase in cash from changes in working capital activities from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 primarily consisted of an increase in accounts payable and accrued expenses primarily due to an increase in accrued payroll and payroll related expenses, accrued accounting fees, accrued director’s fees and accrued consulting fees, business development, financial advisory services and investor relations.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes, related party loans and proceeds from the issuance of common stock and warrants of the Company.

Cash provided by financing activities decreased from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, primarily driven by a decrease in proceeds from the issuance of common stock and warrants.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the nine months ended September 30, 2016, included elsewhere in this document.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock in Exchange for Services

 On September 8, 2016, the Company issued 166,000 shares of common stock to a consulting firm for services at a fair value of $10,000. The shares were valued based on the quoted closing trading price on the date of issuance.

On September 30, 2016, the Company granted 157,500 shares of common stock to a Placement Agent for services at a fair value of $21,059. The shares were valued based on the quoted closing trading price on the date of issuance.

The foregoing issuances of the shares of common stock was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as transactions by an issuer not involving a public offering.

Issuance of Stock Options for Services

On September 28, 2016, the Company issued three board members an aggregate of 10,350,000 common stock options for services at a fair value of $476,459. The Company valued these issuances at fair value, utilizing a Monte Carlo model.

Convertible Debt Issuances

During the nine months ended September 30, 2016, the Company sold $210,000 of Units to investors. Of the $210,000 in Units issued, $185,000 resulted from the receipt of cash and the other $25,000 resulted from the conversion of promissory notes. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Notes”) and warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share during the four (4) year period commencing on the final closing of this Offering.

Each of the Notes will be convertible at an initial price equal to $0.06 per share. In addition, during the two month period commencing on the final closing of the Offering, the Notes will contain a look-back provision pursuant to which the Notes will be convertible at the lower of $0.06 or the lowest volume weighted average price of the Company’s common stock (the “VWAP”) during any 10 day period during such two (2) month period, provided however, in the event that the VWAP during any such ten (10) day period is less than $0.06, then the reset conversion price of the Notes shall be no lower than $0.03. The Notes also contain a reset provision to the same price as any future offering in the next three (3) years in the event that the conversion or offering price of securities offered in such subsequent offering is less than the Conversion Price of the Notes in this Offering. The reset provision is not yet effective as of September 30, 2016 because the final closing has not occurred.

In addition, to the extent that any investor that acquires Units in this Offering had previously acquired securities issued by the Company or its subsidiary in one of the two prior private offerings placed by the Placement Agent (each a “Prior Offering”), which collectively raised gross proceeds of $1,510,000 (each an “Existing Investor”), the Company has agreed to provide additional consideration to each such Existing Investor as follows: (i) if the Existing Investor acquires Units in this Offering in an amount equal to fifty percent (50%) or greater than the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive (a) an additional four shares (if the investor invested in the first Prior offering) or five shares of the Company’s common stock (if the investor invested in the second Prior Offering) (each “Incentive Shares”); and (b) the exercise price of each of the warrants purchased by the Existing Investor will be reduced from $0.60 per share (if the investor invested in the first Prior Offering) or $0.72 per share (if the investor invested in the second Prior Offering) to $0.10 per share (the “Incentive Warrant Price Reduction”); and (ii) if the Existing Investor acquires Units in this Offering in an amount equal to less than fifty percent (50%) of the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive a pro-rata number of Incentive Shares and Incentive Warrant Price Reduction on only a pro-rata portion of the warrants acquired by the Existing Investor in the Prior Offering. The Company issued investors who invested in prior offerings 2,483,333 incentive shares and reduced the exercise price of 517,417 warrants as per the terms above.

The Company will have the ability to extend the Notes for an additional six (6) months (the “Extended Term”) and if so extended shall be referred to herein as the “Extended Notes”. The Extended Notes, upon maturity, will pay interest at a six (6) month rate of 18% (36% annualized) at the termination of the Extended Term. The Extended Notes, to the extent extended pursuant to their terms for the Extended Term, will carry an additional 50% warrant coverage (e.g. such warrant to be exercisable for an additional 50% of the number of shares into which the Extended Note is initially convertible (the “Extended Warrants”). The Extended Warrants shall be exercisable at a price equal to $0.10. The Extended Warrants will expire four (4) years from the Extended Term and shall contain customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and the shares underlying the Extended Warrants will contain registration rights.

The Company granted investors in the Offering 2,483,333 shares of common stock and 1,750,001 warrants through September 30, 2016.

The Company granted the placement agent 157,500 shares of common stock and 350,000 warrants through September 30, 2016.

The issuance of the foregoing notes and the corresponding common shares and warrants was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2016.

PEERLOGIX, INC. By: /s/ William Gorfein William Gorfein Chief Executive Officer Principal Executive Officer and Principal Financial Officer

