Form 10-K
period 2016-12-31
PeerLogix, Inc.
filed 2017-04-17
CIK 1603494

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

or

☐      Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 333-191175

PEERLOGIX, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4824543
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

480 Sixth Ave, #351, New York, NY 10011
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (646) 598-4640

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2016 was $1,445,852.

The number of shares of the registrant’s common stock outstanding as of April 17, 2017 was 32,808,909.

PEERLOGIX, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K for year ended December 31, 2016 (the “Report”), including in documents that may be incorporated by reference into this Report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

ii

PART I

Item 1. Business

Overview

PeerLogix, Inc. is an advertising technology and data aggregation company. The Company provides a software as a service (SAAS) platform, which enables the tracking and cataloguing of over-the-top viewership and listenership in order to determine consumer trends and preferences based upon media consumption. Its platform collects over-the-top data, including Internet Protocol (IP) addresses of the streaming and downloading parties (location), the name, media type and genre of media watched, listened or downloaded, and utilizes licensed and publicly available demographic and other databases to further filter the collected data to provide insights into consumer preferences to digital advertising firms, product and media companies, entertainment studios and others.

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

On February 21, 2017, the Company entered into an employment agreement with Ray Colwell (“Colwell”), pursuant to which, commencing March 6, 2017, Colwell will serve as the Interim Chief Executive Officer of the Company and, commencing 90 days thereafter, shall serve as Chief Executive Officer of the Company through March 5, 2019, subject to extension as provided in the employment agreement, and be appointed to the Board of Directors. The agreement calls for an annual salary of $250,000 per annum and a bonus in the amount of 10% of all incremental gross revenue generated by the Company, which bonus shall be determined and be payable quarterly. In addition, pursuant to the employment agreement, the Company shall grant to Colwell stock options exercisable for an aggregate of 7,000,000 shares of common stock, subject to vesting, exercisable for ten years at the exercise price of $0.11 per share, subject to adjustment as provided therein.

On March 6, 2017, William Gorfein stepped down as the Company’s Chief Executive Officer and was named the Company’s Chief Strategy Officer and Principal Financial Officer. No changes were made to Mr. Gorfein’s existing employment agreement.

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

Digital surveying methods provide a solution to many of the inefficiencies present with traditional methods. Thus, advertisers, agencies, entertainment studios and others are rapidly adopting digital methodologies to augment their traditional practices. One such digital surveying method yet to be widely implemented is Over-the-Top (“OTT”) measurement, which the Company believes is a significant market opportunity.

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

One of the more prominent digital platforms to arise has been Over-the-Top (e.g., Popcorn Time, Netflix, Hulu, HBOGO). Over-the-Top broadcast is entertainment content (e.g., audio, video, and other media) transmitted via the Internet without an operator of multiple cable or direct-broadcast satellite television systems controlling or distributing the content (i.e., cable television service providers). Consumers can access Over-the-Top content through Internet-connected devices such as phones (including Android, iPhone, and Windows-type mobile devices), smart TVs (such as Google TV and LG Electronic's Channel Plus), set-top boxes (such as the Fire TV and Roku), gaming consoles (such as the PlayStation 4, Wii U, and Xbox One), and desktop and laptop computers and tablets.

According to MarketsandMarkets, the Over-the-Top market is estimated to grow from USD 28.04 Billion in 2015 to USD 62.03 Billion by 2020 with a CAGR of 17.2%. Thus, because Over-the-Top is so widely used and being rapidly adopted for digital media consumption, demographic data related to its use can provide digital agencies and consumer product companies with a wide variety of critical and yet untapped information about consumers enabling them to target their messages and offerings to such consumers.

Marketing and Advertising Industry Implications

The Company believes data collected from Over-the-Top viewership and listenership represents a substantial improvement over search and other tracking data utilized to obtain marketing insights, as Over-the-Top data reflects actual consumption of media with respect to which the viewing party has taken an affirmative effort to obtain, as opposed to search data, such as Google, which can reflect pure curiosity.

 Through rigorous testing and analysis, the Company has been able to show that on a general basis, the domestic Over-the-Top audiences most commonly reside in middle to upper-middle class households, possessing greater than average levels of discretionary income. The Company sees this demographic skew as a significant opportunity in the marketplace, as the Company’s prospective core client base, digital agencies and consumer product companies, proactively seek new audiences deemed financially worthy of sales and advertising efforts.

PeerLogix OVER-THE-TOP Opportunity

Over-the-Top adoption and Activity

Over-the-top media viewership and listenership represents up to 22% of all worldwide internet traffic, and is used by approximately 140 million people worldwide to consume TV shows, movies, music, pictures, video games, e-books and software online. All major entertainment and media content is available to consumers tuning in via over-the-top media channels. Of this population of tech-savvy consumers, approximately 40 million reside in the United States and 100 million are distributed throughout all major and developing countries of the world.

Over-the-Top media activity represents one of the most significant categories of global Internet usage, comprising up to 22% of all Internet traffic during peak activity. Although Over-the-Top data available at any one point in time is ephemeral and is then lost, the Company has been storing and continues to store all such data in a fully scalable database which has been aggregating the results since approximately January 1, 2014, providing the distinctive ability to provide trend data on the basis of media consumption. The Company’s proprietary platform operates on an automatic basis with little human interaction and continually acquires and catalogues data on Over-the-Top media activity in real time, obtaining millions of data points daily.

PeerLogix Platform

The Company’s proprietary platform enables the tracking and cataloging of over-the-top media in order to determine consumer trends and preferences based upon media consumption. PeerLogix’s patent pending platform collects over-the-top data, including IP addresses of the uploading and downloading parties (e.g., location), the name, file type, media type (whether movie, television, documentary, music, e-books, software, etc.), and genre of media downloaded, and utilizes licensed and publicly available demographic and other databases to further filter the collected data to provide insights into consumer preferences to digital advertising firms, product and media companies, entertainment studios and others.

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

The Company’s platform analyzes its proprietary Media Library of over two billion media downloads and overlays it with select third party demographic and behavioral datasets to determine the degree of likelihood a client’s target audience is to be interested in a specific TV show, musical artist, movie, video game and/or commercial software package. By blending Over-the-Top viewership and listenership data with third party datasets, the Company’s platform enables media pattern identification and tracking and furthermore, enables clients to test assumptions about who their customers really are and the specific media those customers truly value.

Services Offered

The services to be offered by the Company are two-fold:

 1) Data licensing services that provide marketers, publishers and networks custom digital audience segments that match specific advertiser criteria (e.g., specific sporting interests, luxury retail, media genre, etc.). This enables media planners to buy qualified audiences directly, and execute digital campaigns either through the client's ad server or an existing DSP or SSP relationship.

 2) PeerLogix invites select clients to join the Company's reseller marketplace. These clients are able to establish additional revenue streams by reselling their own first party audience data via PeerLogix’s reseller relationships. Data sales which take place are structured as a rev-share between PeerLogix and the respective client.

Product Architecture

Architecture

The client-server cloud-based architecture provides several key advantages for the security, scalability and redundancy of the infrastructure.

Client Security

The Company’s application is a “thin client”, meaning all requests, proprietary data and algorithms reside on the server side. All communications between servers are through encrypted channels.

Server Scalability and Redundancy

All of the Company’s web services are hosted on the Amazon EC2 cloud, which is a web service that provides resizable compute capacity in the cloud. The Company’s current architecture allows it to further scale out (add more servers) and/or scale up (add more capacity to an existing server) within minutes, and its current architecture has been tested successfully under heavy stress tests. Additionally, the Company’s load balancers enable updates and maintenance without any downtime and all of its data is backed up and mirrored between two SQL servers (An SQL server is a Microsoft product used to manage and store information. The aforementioned data stored inside an SQL server will be housed in an archived database).

Server Security

The Company’s web services on Amazon EC2 have gone through a hardening process to enhance their security according to known practices, and all algorithms and data servers are isolated from the internet. Only requests originating from the Company’s outbound servers are delivered back to its data servers, with all other connection requests ignored.

Proprietary Peer-to-Peer Monitoring System

The peer-to-peer protocol is a communications protocol that enables computers to share Media Files (e.g., TV shows, movies, music, video games and commercial software). Rather than making a single TCP connection (TCP enables two hosts to establish a connection and exchange streams of data), peer-to-peer enables a single user to download Media Files over many small data requests over different IP connections from a multitude of distributing computers simultaneously, resulting in quicker and more reliable download speeds for the user. A peer-to-peer client utilized by an individual coordinates Media File distribution by locating other computers in any geography of the world sharing part or the entirety of the contents of said Media File. To accomplish this series of actions, the peer-to-peer client running on the distributing/sharing individual’s computer breaks the Media File into a number of smaller but identically sized pieces. Pieces are typically downloaded non-sequentially by the peer-to-peer client on the downloading individual’s computer, and are rearranged into the correct order by the peer-to-peer client on the downloading individual’s computer (see below). Typical Media File sharing architecture utilizing a peer-to-peer protocol (the Company’s technology is not depicted):

Search Scraper

The Company’s Search Scraper scans websites and message forums to find media files of major entertainment interests (e.g., television shows, movies, music and video games), extracts their web addresses, and subsequently downloads the location of the media files found into a MySQL database (MySQL is an open source relational database management system. Information in a MySQL database is stored in the form of related tables). This process mimics the behavior a person would undertake to obtain Over-the-Top media files on their own. The Company believes its proprietary search technology is capable of finding the vast majority of freely available Over-the-Top files in existence on the internet.

Accuracy & Geo-location

The Company incorporates a third party geo-location service provided by Digital Element to determine authenticity of IP Addresses as well as their physical geographic location to an accuracy of a few hundred yards. IP Addresses deemed to be virtual private networks (VPNs) or using an alternative masking service are flagged, giving the Company the ability to filter them out during later analysis steps, if deemed necessary. Information the Company is able to directly conclude about Over-the-Top households as a result of their IP Address are: Country, Region/State, City, ZIP/Postal Code, Internet Connection Type & Speed, Mobile Carrier (if applicable), Latitude/Longitude (approximate), Internet Service Provider, Home/Business, and Company Name (if applicable).

Consumer Privacy

The Company’s data meets anonymity standards necessary to be classified as non-personally identifiable information (Non-PII), and all contributors have taken an affirmative effort to download, stream, participate in, or contribute to the respective Over-the-Top network containing media files of interest. As a result, the Company’s data collection methods meet or exceed the current accountability and data collection standards of domestic and international government and regulatory agencies.

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

Competitive Advantages

The Company, and the data it collects, possess three significant competitive advantages to other data sources.

•	Scale – Over-the-Top audience data, and consequently each data point the Company collects, represent individuals from the vast majority of countries around the world. As a result, the Company is able to measure specific media preferences of populations in most countries, and is not limited to predefined major markets. Clients of the Company are able to gain significant competitive advantages understanding media preferences within new markets they choose to enter with their products (e.g., introducing a new consumer packaged good product into a select province of India or Indonesia).

•	Granularity – The Company’s tracking mechanisms are location agnostic, and its incorporated geo-location service is able to identify the physical location of viewers within the accuracy of a few hundred yards. As a result, the Company’s technology is able to determine media preferences on a neighborhood-by-neighborhood level (e.g., television preferences in Manhattan vs Brooklyn), providing clients first of its kind abilities previously unattainable with transactional data.
•	Transactional Data – Each user and data record the Company collects in its database represents an affirmative action taken by an individual to obtain and watch/listen to the content. The Company believes that it is one of only a few organizations able to provide transactional media information on a worldwide basis, in every major and developing country.

Expanding Value of OVER-THE-TOP Data

Third Party Datasets

The Company has also collected third party nonproprietary datasets from a multitude of data brokers. These datasets include: Consumer Lifestyles, Sports, Household Characteristics, Financial, Apparel Preferences, Charitable Causes, Political Leanings, Parenting, Hobbies, Food, Travel, Pets, Automotive, Income, Home Market Valuations, Net Worth, Credit Worthiness, Languages, Ethnicities, Gender, Education, Occupation, Children, Marital Status and Religion. All third party data is collected anonymously and aggregated by zip code. By aggregating in this method, the Company is able to overlay information from one or a combination of these datasets to build a profile of popular characteristics associated with Over-the-Top audiences.

The Company believes the following implementations, which further-enhance Over-the-Top analysis, provide significant market opportunities for the Company, as well as unique value propositions not identically available from alternative data solutions. Implemented applications include:

PeerLogix Analytics; Further Value for Clients

Audience Analysis - Clients of the Company are able to select a single musical artist, television show, movie, ebook or video game, and discover generalized audience characteristics of the population of the respective media’s audience (e.g., the demographics of Jay-Z listeners). This analysis has many applications, and provides entertainers, content owners and studios an easier ability to understand the underlying audience characteristics of content they produce. This facilitates simpler and more efficient marketing efforts and better evaluation of potential merchandising opportunities.

  Media Analysis – Conversely to the aforementioned Audience Analysis, clients of the Company are able to select a single or multitude of demographics and behaviors from its aggregated third party data, and the PeerLogix Dashboard will calculate highly correlated Over-the-Top media (e.g., television shows and movies) associated with those demographics and behaviors. This enables the determination of preferred media preferences of people exhibiting said characteristics (e.g., soccer fans who have a high degree of credit worthiness prefer watching Breaking Bad and Game of Thrones). This analysis has many applications, including but not limited to determining ideal placement of advertising in respect to television programming, assisting agencies and others to direct advertising spend across campaigns and projects.

Development Pipeline

The Company plans to expand its product and service offerings by including additional products that cater to the marketing and advertising needs of its core client base. These offerings include:

–	Digital Advertising Delivery
	•	A data pipeline to Digital Advertising Exchanges (an advertising exchange is an automatic platform for selling and buying online advertising inventories where space buyers (advertisers, media agencies, retargeting networks) and suppliers (networks, publisher) meet. An advertising exchange allows automation for buying / selling phases and campaign implementation), enabling direct advertising to Over-the-Top audiences for clients of said Digital Advertising Exchanges. Utilizing this model, the Company expects that it would receive a royalty payment for each advertising impression shown. The primary advantage of this model is immediate scalability to hundreds (and perhaps thousands) of clients who are already customers of said Digital Advertising Exchanges.
	•	PeerLogix Digital Advertising Server, enabling website owners who are frequented by Over-the-Top households to receive advertising campaigns facilitated by the Company to their websites. Music and entertainment marketers are increasingly appropriating advertising budgets to target users using music streaming services (e.g., Pandora, Spotify), and the Company sees this model as a compliment to such efforts.

Revenue Model

Revenue from Clients

The Company anticipates that after initial client validation, its solution will be sold on a subscription basis, with estimated annualized revenues per client between $24,000 and $96,000. The Company intends to offer various pricing modules to accommodate Agencies, Entertainment Studios, Trading Desks, and others. As with most subscription based services, the Company intends to offer different subscription packages for ongoing support, such as an ongoing support license. Over time, the Company intends to apply optimization techniques to determine different pricing schemes. Revenues from are invoiced on a per-client basis, and the Company is either engaged with, or is negotiating proposals with clients whom are now deemed recurring.

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

Customer Acquisition Costs

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

Intellectual Property

The Company has filed a patent application, including a secondary continuation-in-part (CIP) patent, on its proprietary tracking technology and business applications. The Company has patent pending status currently in the United States (US 13/847,418), Europe, Australia, Canada, Japan and Israel.

The Company has also filed a PCT (Patent Cooperation Treaty) application in China, India, Brazil and Mexico to preserve its ability to later file in these countries.

In addition to the Company’s patent portfolio, the Company’s proprietary database contains 36 months of Over-the-Top media consumption that cannot be acquired or recreated by new market entrants, as Over-the-Top data is ephemeral and is therefore lost if not captured. By possessing this historical information, the Company is afforded the unique ability to analyze historical trends that a potential future competitor would not be capable of upon entrance to the market.

Competition

The Company’s primary competitors are TruOptik, Muzit, Nielsen, Kantar (a subsidiary of WPP Group) and Rentrak. Secondary competitors include Google’s Trends products and Facebook’s suite of advertising tools. Most of these companies have significantly greater resources than the Company. Nielsen’s and Rentrak’s services are largely based on sampling methodologies with a small sample in each market used to measure television and movie viewing behaviors. These are the standards currently employed for the measurement of television and movie behavior for advertising purposes, referred to often times as the “sample currency.” Facebook’s and Google’s services are based on sampling of their users’ posts and search activity which is used to determine present and emerging curiosity of people who participate on their platforms. TruOptik and Muzit also employ a Over-the-Top sampling methodology, each respectively stating they track Over-the-Top users. TruOptik’s service is principally a Data Management Platform, built for advertisers, and Muzit focuses on providing services to music artists. It is unknown as to the extent or depth of either of their respective technology’s tracking and cataloguing capabilities.

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

Employees

The Company currently has two employees located in the United States, and one independent contractor in New Zealand. The independent contractor’s focus is on research and development and software maintenance. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good. Periodically the Company utilizes a number of consultants to assist with research and development, software maintenance and commercialization activities, generally on a monthly retainer basis.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our business address is located at 480 Sixth Ave, #351, New York, NY 10011, under a month-to-month agreement, and our phone number is: (646) 598-4640.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was traded on the OTCQB marketplace under the symbol RLQT from June 10, 2015 through September 22, 2015. Our common stock was traded on the OTCQB marketplace under the symbol “LOGX” from September 23, 2015 through February 13, 2016. Currently, our common stock is traded on the OTC Pink marketplace under the symbol “LOGX”. The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On April 13, 2017, the closing price of our common stock as reported on the OTC Pink marketplace was $0.10 per share.

Quarter Ended	High	Low
March 31, 2016	$0.46	$0.01
June 30, 2016	$0.08	$0.02
September 30, 2016	$0.22	$0.04
December 31, 2016	$0.22	$0.09

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Holders

As of April 17, 2017, 2016, 32,808,909 shares of Common Stock were issued and outstanding, which were held by approximately 60 holders of record. We also believe there are more owners of our common stock whose shares are held by nominees or in street name.

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

2016 Amended and Restated Equity Incentive Plan

The Board of Directors and stockholders of the Company adopted the 2015 Equity Incentive Plan, which was amended and restated in 2016, which reserves a total of 15,000,000 shares of Common Stock for issuance under the 2016 Plan. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

Shares issued under the 2016 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2016 Plan. In addition, the number of shares of common stock subject to the 2016 Plan, any number of shares subject to any numerical limit in the 2016 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

It is expected that the Board will administer the 2016 Plan. Subject to the terms of the 2016 Plan, the Board would have complete authority and discretion to determine the terms of awards under the 2016 Plan.

Grants

The 2016 Plan is expected to authorize the grant to 2016 Plan participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

•	Options granted under the 2016 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from the Company at a specified exercise price per share. The exercise price for shares of Common Stock covered by an option cannot be less than the fair market value of the Common Stock on the date of grant unless agreed to otherwise at the time of the grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the Board, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The Board may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	The 2016 Plan authorizes the granting of stock awards. The Board will establish the number of shares of Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board is expected to have the power to amend, suspend or terminate the 2016 Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the 2016 Plan would terminate ten years after it is adopted.

The table below sets forth information as of December 31, 2016 with respect to compensation plans under which our common stock or options are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	–	$–	–
Equity compensation plans not approved by security holders	12,300,000	$0.11	2,700,000
Total	12,300,000	$0.11	2,700,000

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

Results of Operations for the Years Ended December 31, 2016 and 2015

The following table sets forth the summary income statement for the years ended December 31, 2016 and 2015:

	For the Year Ended
	December 31, 2016	December 31, 2015
Revenue	$15,000	$2,520
Operating Expenses	$(1,255,777)	$(1,498,141)
Other Income (Expense), net	$(607,090)	$(24,893)
Net Loss	$(1,847,867)	$(1,520,514)

Revenues: From inception through December 31, 2016 the Company has generated minimal revenues.

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

Operating expenses decreased by 16% during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The overall $242,364 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	A decrease of payroll and related expenses of $60,300 due to the following: During the 4th quarter of 2015 the Company hired a Chief Accounting Officer (“CAO”), a project manager and a project manager assistant. In February 2016, the employment of the CAO was terminated and in April 2016, the Company’s Chief Operating Officer resigned. In addition, the project manager and project manager’s assistant were terminated in March 2016.

•	A decrease of research and development expenses of $293,500. Research and development expenses consist primarily of payments to third parties for the development of software. We expense research and development costs as incurred until such time that technological feasibility of our product has been established. Technological feasibility of our product was attained during the 4th quarter of 2015. Because of the Company’s capitalization issues, management has not incurred any significant development costs. During the past year, due to cash restrictions, we have curtailed our expenses on research and development and have focused our limited resources on software maintenance. However, we understand the vital importance of research and development for our overall success. We are committed to continue to conduct research and development activities to ensure Peerlogix, Inc. has the most advanced technology within our industry.

•	An increase of software maintenance expenses of $71,300. Technological feasibility of our product was attained during the 4th quarter of 2015. Software maintenance expenses consist of costs incurred to maintain our software, improve functionality and customer support.

•	An increase in equity-based compensation expense of $211,956. During the year ended December 31, 2016, the Company recognized $194,061 of equity-based compensation as a result of equity-based award granted to consultants and $149,380 equity-based compensation issued to board members and $18,516 equity-based compensation issued to advisory board members. During the year ended December 31, 2015, the Company recognized $150,000 of equity-based compensation as a result of an equity-based award granted to a consultant.

•	An increase in director fees of $75,075 (excluding equity-based compensation - see above). In the current period the Company’s board approved the payment of quarterly fees to board members retroactive to the quarter ending December 31, 2015. In prior periods, board members were not compensated for board services.

•	A decrease in professional fees of $201,500 (excluding equity-based compensation - see above). In the current period the Company incurred an decrease in consulting fees related to business development, financial advisory services, auditing fees and legal fees related to public filing requirements; these decreases were offset by an increases in accounting fees.

•	A decrease in computer and internet expenses of $8,100 primarily due to the termination of an agreement with one of the two service providers the Company uses to host its servers. The Company leases servers on a monthly basis from a third party. Monthly server costs fluctuate based on usage and data collection.

•	A decrease in rent expense of $12,900. The Company entered into a new lease agreement for its office facility during October 2015 and subsequently cancelled the lease in March 2016.

•	A decrease in travel, marketing and marketing related expenses of $28,700 due to cash restrictions.

•	An increase in insurance expense of $19,100 due to a full year expense recorded for the company director and officer policy.

Other income (expense): Other income (expense) consists primarily of gains and losses on settlement of vendor liabilities, gains and losses on extinguishment of debt and interest expense primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expense) increased by $(582,197) to $(607,090) during the year ended December 31, 2016 as compared to other income (expense) of $(24,893) during the year ended December 31, 2015. The increase was primarily due to the issuance of convertible notes during the third and fourth quarter of 2016 and the modification of certain investor notes and warrants.

For year ended December 31, 2016 other income (expense) consisted of $(825,861) in interest expense, a gain on extinguishment of debt of $240,368, a loss on settlement of vendor liabilities of $(21,600) and interest income of $3.

For year ended December 31, 2015 other income (expense) consisted of $(24,962) in interest expense and interest income of $69.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2016 compared to December 31, 2015:

	December 31, 2016	December 31, 2015	Increase/ (Decrease)
Current Assets	$102,891	$21,271	$81,620
Current Liabilities	$1,038,602	$297,728	$740,874
Working Capital Deficit	$(935,711)	$(276,457)	$(659,254)

As of December 31, 2016, we had working capital deficit of $935,711 as compared to a working capital deficit of $276,457 as of December 31, 2015, an increase of $659,254. During the year ended December 31, 2016 we received proceeds of $645,500 from the issuance of convertible notes payable and $130,000 from the issuance of notes payable. The Company used the proceeds to fund operations during the current period and pay down certain debt. The increase in our working capital deficit is primarily attributable to our historic negative cash flow from operations resulting in our growing accounts payable, accrued liabilities and outstanding debt.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the fourth quarter of 2016. We have been funded primarily by a combination of equity issuances and debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At December 31, 2016, we had cash of approximately $56,000. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product and to fund operations. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern and Management’s Liquidity Plans

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2016, a net loss and net cash used in operating activities for the year then ended and has generated only minimal revenues since inception. These factors indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this report.

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

As of July 28, 2016, the Company was not compliant with the repayment terms of the January Note and is in default. As of that date, the outstanding principal balance on the January Note was $131,250. On September 28, 2016, the Company and Pinewood entered into a Forbearance Agreement (“Agreement”). As an inducement to Pinewood to enter into the Agreement, the Company shall pay to the Lender a forbearance fee in the initial principal amount of $1,000, which fee shall be added to the principal balance of the Note on the last day of the Forbearance Period, December 31, 2016. Certain covenants of the Agreement require the Company to pay Pinewood the outstanding accrued interest under the Note from the first $100,000 of any equity or debt raised in connection with the Company; pay Pinewood 25% of the next $100,000 of equity or debt raised in connection with the Company and pay Pinewood 50% of any equity or debt raised in connection with the Company in excess of the $200,000 previously raised. The interest rate applicable to amounts due under the Note from July 29, 2016 through and including the date on which all obligations under the Note have been paid in full shall be 18%. During the year ended December 31, 2016, the Company paid $26,250 in principal and $6,149 in accrued interest on the Note. The Company is currently in default of the Agreement, making the entire unpaid principal and interest due and payable. In addition, Pinewood may take possession of the Collateral without notice or hearing, and sell or dispose of it. The Lender can now institute legal action to enforce its rights under the Note. As of the date of this report no defaults under the note have been called by Pinewood.

On April 8, 2016 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “SPA”) with Attia Investments, LLC, a related party (the “Investor”). A shareholder of the Company who owns in-excess of 5% of the Company’s common stock is the managing member of Attia Investments, LLC. Under the Agreement, the Investor agreed to purchase senior secured convertible debentures in the aggregate principal amount of up to $125,000 (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on October 8, 2016, which can be extended to April 8, 2017 at the discretion of the Investor. The principal amount of the Debentures shall equal the amount funded by the Investor together with an original issue discount of 20%. The Debentures are secured by all assets of the Company. The Company is currently in default of the SPA, making the entire unpaid principal and interest due and payable. As of the date of this report no defaults under the note have been called by the Investor.

During the year ended December 31, 2016, we issued and sold to the Investor, and the Investor purchased from us, Debentures in the principal amount of $87,500 for a purchase price of $70,000.

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

On September 27, 2016, the SPA was amended. The determination date, by the Board of Directors, in consultation with the Investor, of the status of the operations of the Company has been extended to September 22, 2017. As per the terms of the amended SPA, on October 2, 2016, 8,324,084 shares originally issued to the Company’s founders were cancelled.

Pursuant to the agreement governing the escrow (as heretofore amended, the “Escrow Agreement”), each of William Gorfein and Joshua Partridge, by William Gorfein, attorney-in-fact, agreed to cancel 4,162,042 shares of their respective shares of common stock, as a result of which each such individual shall be the record holder of 2,500,000 shares of common stock (the “Remaining Shares”). Each such individual has also agreed to cancel and return all options theretofore granted thereto. All shares cancelled shall become authorized, but unissued, shares of capital stock of the Company. As of the date of the Escrow Agreement, no options were held by Mr. Gorfein or Mr. Partridge.

In connection with such cancellation, William Gorfein and Joshua Partridge each received from the Company an agreement to indemnify them for their services as a director and officer of the Company and an agreement, among other things, releasing all claims between either such individual and the Company under certain circumstances.

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

During the year ended December 31, 2016, the Company sold $600,500 of Units to investors (“Offering 3”). Of the $600,500 in Units issued, $575,500 resulted from the receipt of cash and the other $25,000 resulted from the conversion of promissory notes. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Notes”) and warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share during the four (4) year period commencing on February 15, 2017, the date of the final closing.

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

In addition, to the extent that any investor that acquires Units in this Offering had previously acquired securities issued by the Company or its subsidiary in one of the two prior private offerings placed by the Placement Agent (each a “Prior Offering”), which collectively raised gross proceeds of $1,510,000 (each an “Existing Investor”), the Company has agreed to provide additional consideration to each such Existing Investor as follows: (i) if the Existing Investor acquires Units in this Offering in an amount equal to fifty percent (50%) or greater than the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive (a) an additional 7.33 shares, as amended, (if the investor invested in the first Prior offering) or 9 shares, as amended, of the Company’s common stock (if the investor invested in the second Prior Offering) (each “Incentive Shares”); and (b) the exercise price of each of the warrants purchased by the Existing Investor will be reduced from $0.60 per share (if the investor invested in the first Prior Offering) or $0.72 per share (if the investor invested in the second Prior Offering) to $0.10 per share (the “Incentive Warrant Price Reduction”); and (ii) if the Existing Investor acquires Units in this Offering in an amount equal to less than fifty percent (50%) of the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive a pro-rata number of Incentive Shares and Incentive Warrant Price Reduction on only a pro-rata portion of the warrants acquired by the Existing Investor in the Prior Offering. The Company issued investors who invested in prior offerings 9,563,332, as amended, shares of common stock and reduced the exercise price of 1,187,584 warrants as per the terms above.

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

The Company granted investors in Offering 3, 6,229,999 shares of common stock and 5,004,173 warrants through December 31, 2016.

The Company granted the placement agent 450,375 shares of common stock and 1,000,835 warrants through December 31, 2016.

On September 9, 2016, the Company sold 57,000 shares of common stock to an investor for proceeds of $2,000.

On April 13, 2017, the Company sold 166,667 shares of common stock to an investor for proceeds of $10,000.

Placement Agent and Finders Agreements

In April 2016, the Company entered into a Financial Advisory and Investment Banking Agreement with WestPark Capital, Inc. (“WestPark”) (the “WestPark Advisory Agreement”). Pursuant to the WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $750,000 of the Company’s debt and/or equity securities (the “Securities”) initially proposed to take place between April 2016 and June 2016. On September 20, 2016, the terms of the Financing were finalized and the offering period was to take place from September 20, 2016 through October 31, 2016. Subsequent to October 31, 2016, the Financing was extended to November 25, 2016, extended to December 30, 2016 and extended to January 30, 2017. The final closing of the Financing took place on February 15, 2017.

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

In April 2016, the Company issued to WestPark 675,000 shares of the Company’s common stock for entering into the agreement. In addition the Company will issue 750,000 shares of the Company’s common stock for every $1,000,000 raised in the Financing on a pro-rata basis, 500,000 shares of the Company’s common stock upon $500,000 being raised in the Financing and 651,000 shares of the Company’s common stock upon $825,000 being raised in the Financing. The aforementioned shares will have standard registration rights.

Summary Cash flows for the year ended December 31, 2016 and 2015:

	For the Year Ended
	December 31, 2016	December 31, 2015
Net cash used in operating activities	$(511,056)	$(1,198,829)
Net cash provided by financing activities	$565,780	$1,190,078

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, loss on settlement of vendor liabilities, gain on extinguishment of debt, modification of investor warrants, amortization of debt discount, and amortization of debt issuance costs during the year ended December 31, 2016, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the year ended December 31, 2015 to the year ended December 31, 2016 due primarily to an increase in equity based compensation, loss of settlement of vendor liabilities, gain on extinguishment of debt, modification of investor warrants and amortization of the debt discount and debt issuance costs recorded on the notes payable entered into during the current period. In addition, the net increase in cash from changes in working capital activities from the year ended December 31, 2015 to the year ended December 31, 2016 primarily consisted of an increase in accounts payable and accrued expenses primarily due to an increase in accrued payroll and payroll related expenses, accrued accounting fees, accrued director’s fees and accrued consulting fees, business development, financial advisory services and investor relations.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes, related party loans and proceeds from the issuance of common stock and warrants of the Company.

Cash provided by financing activities decreased from the year ended December 31, 2015 to the year ended December 31, 2016, primarily driven by a decrease in proceeds from the issuance of common stock and warrants partially offset by an increase in the issuance of convertible promissory notes and promissory notes during 2016.

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

Our significant accounting policies (along with new accounting pronouncements) are summarized in Note 3 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

None.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).

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

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing.There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weakness set forth above are the result of the scale of our operations and are intrinsic to our small size. Management believes this weakness did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of April 13, 2017, our executive officers and directors were as follows:

Name	Age	Position
Ray Colwell	51	Interim Chief Executive Officer
William Gorfein	29	Principal Financial Officer and Director
Timothy Askew	67	Director
Kevin Richardson	48	Director

Ray Colwell – Interim CEO

On February 21, 2017, the Company entered into an employment agreement with Ray Colwell (“Colwell”), pursuant to which, commencing March 6, 2017, Colwell will serve as the Interim Chief Executive Officer of the Company and, commencing 90 days thereafter, shall serve as Chief Executive Officer of the Company through March 5, 2019, subject to extension as provided in the employment agreement, and be appointed to the Board of Directors.

Prior to joining PeerLogix, Colwell served as a member of successful executive teams, most recently as VP of Partner Sales at AOL responsible for $100+ million of mobile demand revenue following the AOL acquisition of Millennial Media, where he was then head of Global Business Development, and prior to the acquisition of Nexage by Millennial Media in the same capacity. Colwell has deep experience generating digital media revenue in new businesses in the digital ecosystem, including his role as Chief Revenue Officer at Adelphic, recently acquired by Time Inc., and as Chief Revenue Officer of 4INFO, as well as SVP of Sales and BD for Third Screen Media, a pioneer in the mobile ad serving space acquired by AOL in 2007.

William Gorfein – PFO, Founder of PeerLogix and Director

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

On March 6, 2017, William Gorfein stepped down as the Company’s Chief Executive Officer and was named the Company’s Chief Strategy Officer and Principal Financial Officer. No changes were made to Mr. Gorfein’s existing employment agreement.

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

Kevin Richardson – Director

Mr. Richardson, age 48, is currently Chairman of the board of directors of SANUWAVE Health, Inc. since August 2005. Mr. Richardson founded Prides Capital LLC and Prides Capital Partners LLC in January 2004 where he is Managing Director. Prides Capital LLC and Prides Capital Partners LLC specialize in strategic block, active investing in small-cap and micro-cap public and private companies. From April 1999 until the end of 2003, Mr. Richardson was a partner at Blum Capital Partners, a $2.5 billion investment firm. Between May 1999 and September 2003, Mr. Richardson was the lead public partner on 18 investments. Prior to joining Blum Capital, Mr. Richardson was an analyst at Tudor Investment Corporation, an investment management firm.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
William Gorfein	2016	$120,000	$0		$76,317			$196,317
(CEO and director (1)	2015	$121,301	$0					$121,301
	2014	$23,952						$23,952
Joshua Partridge (2)(3)	2016	$37,846	$0					$37,846
(former COO, Secretary and director)	2015	$77,851	$0					$77,851
	2014	$2,100						$2,100
Charles Gonsher	2016	$12,462	$0					$12,462
(CAO) (4)	2015	$33,808						$33,808

Steven Allen Friedman	2016	$0	$0					$0
(Former CEO and director) (5)	2015	$0	$0					$0

Jay Lasky	2016	$0	$0					$0
(Former CEO and director) (6)	2015

(1)	Mr. Gorfein was appointed Chief Executive Officer and Director on August 13, 2015.

(2)	Mr. Partridge was appointed Chief Operating Officer on September 10, 2015. On April 22, 2016, Joshua Partridge tendered his resignation as Chief Operating Officer.

(3)	Mr. Partridge was appointed Director on August 13, 2015. On May 10, 2016, Joshua Partridge tendered his resignation as a Director and Secretary.

(4)	Mr. Gonsher was appointed Chief Accounting Officer on September 10, 2015. On February 18, 2016 Mr. Gonsher’s employment agreement was terminated.

(5)	Mr. Friedman resigned as officer and director of the Company on April 13, 2015.

(6)	Mr. Lasky served as officer and director of the Company from April 13, 2015 to August 14, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Exercised Unearned Options	Option Exercise Price	Option Expiration Date
William Gorfein (CEO)	1,000,000	–	–	$0.10	06/24/2021
William Gorfein (CEO)	–	9,000,000	–	$0.11	09/28/2021

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

During the year ended December 31, 2016, the Company granted Mr. Gorfein an aggregate of 10,000,000 stock options for services rendered, having a total grant date fair value of approximately $414,000. 1,000,000 options vest immediately and expire in 2021. 2,250,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.25 and expire in 2021. 2,250,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.50 and expire in 2021. 2,250,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.75 and expire in 2021. 2,250,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $1.00 and expire in 2021. 1,000,000 of the options contain only service conditions and will be expensed on a straight-line basis over the service period of the agreement. The remaining options contain market conditions and will be expensed over the derived service period as computed by a Monte Carlo pricing model.

The Company agrees to promptly reimburse Mr. Gorfein for all reasonable and necessary business expenses, including without limitation, telephone and other charges incurred by them on behalf of the Company. In addition, the Company has agreed to provide Mr. Gorfein and Mr. Partridge with health insurance.

On August 31, 2015, the Company entered into an employment agreement with Charles Gonsher as the Company’s Chief Accounting Officer. The agreement called for a two year term, an annual salary of $90,000 per annum. In addition, Mr. Gonsher will be granted an option to purchase 240,000 shares of the Company’s common stock. As of December 31, 2016 the terms of the options had not been finalized. On February 18, 2016, Mr. Gonsher’s employment agreement was terminated. Mr. Gonsher’s stock options were not granted prior to his termination.

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

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which as of April 17, 2017, is comprised of Kevin Richardson, William Gorfein, and Timothy Askew.

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

Director Compensation

The Company compensates members of its Board of Directors $5,000 per quarter along with the issuance of stock options. During the year ended December 31, 2016 the Company recorded compensation to directors of $224,455, inclusive of stock option compensation of $149,380. No directors received any compensation as such for the fiscal year ended December 31, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our Common Stock as of March 23, 2017 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 23, 2017 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The following table assumes 32,808,909 shares are outstanding as of April 14, 2017.

Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned
William Gorfein (1)	3,500,000	10.35%
Joshua Partridge	2,500,000	7.62%
Kevin Richardson (2)	800,000	2.38%
Timothy Askew (3)	525,002	1.58%
Ray Colwell (11)	1,000,000	2.96%

All directors, director appointees and executive officers as a group (4 persons)	8,325,002	23.12%

5% or greater stockholder
Offer Attia 217 Forest Avenue New Rochelle, NY 10804	999,821	3.05%
Attia Investments, LLC (4) (5) 217 Forest Ave New Rochelle, NY 10804	1,575,000	4.60%
Charles Merkel (6)	2,933,333	8.40%
David Clarke (7)	6,879,169	19.02%
Frederic Colman (8)	1,916,668	5.58%
Gerald Quave (9)	4,641,667	13.28%
J&N Investments, LLC (10)	4,916,668	14.19%

__________

* Less than 1%

(1)	Including (i) 2,500,000 shares of Common Stock and (ii) an aggregate of 1,000,000 shares of Common Stock issuable upon the exercise of the options held by such holder.
(2)	Including 800,000 shares of Common Stock issuable upon the exercise of the options held by such holder.
(3)	Including (i) 125,002 shares of Common Stock and (ii) an aggregate of 400,000 shares of Common Stock issuable upon the exercise of the options held by such holder.
(4)	The person having voting, dispositive or investment powers over Attia Investments, LLC is Offer Attia.

(5)	Including (i) 175,000 shares of common stock and (ii) 1,400,000 shares of common stock upon the conversion of notes held by Attia Investments, LLC.

(6)	Including (i) 833,333 shares of Common Stock, (ii) an aggregate of 766,667 shares of Common Stock issuable upon the exercise of the warrants held by such holder and (iii) 1,333,333 shares of Common Stock upon the conversion of notes held by such holder.
(7)	Including (i) 3,516,667 shares of Common Stock, (ii) an aggregate of 1,404,168 shares of Common Stock issuable upon the exercise of the warrants held by such holder and (iii) 1,958,334 shares of Common Stock upon the conversion of notes held by such holder.
(8)	Including (i) 366,667 shares of Common Stock, (ii) an aggregate of 500,001 shares of Common Stock issuable upon the exercise of the warrants held by such holder and (iii) 1,000,000 shares of Common Stock upon the conversion of notes held by such holder.
(9)	Including (i) 2,500,000 shares of Common Stock, (ii) an aggregate of 891,667 shares of Common Stock issuable upon the exercise of the warrants held by such holder and (iii) 1,250,000 shares of Common Stock upon the conversion of notes held by such holder.
(10)	Including (i) 3,075,000 shares of Common Stock, (ii) an aggregate of 841,668 shares of Common Stock issuable upon the exercise of the warrants held by such holder and (iii) 1,000,000 shares of Common Stock upon the conversion of notes held by J&N Investments, LLC..
(11)	Including 1,000,000 shares of Common Stock issuable upon the exercise of the options held by such holder.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services rendered by Marcum LLP (“Marcum”) for the audit of our annual financial statements and review of financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2016 and 2015 were approximately $95,000 and $68,000.

The aggregate fees billed for professional services rendered by Scrudato & Co., PA (“Scrudato”) for the review of our financial statements for the year ended December 31, 2015 were $4,000.

The following table shows the fees for professional services rendered by Marcum and Scrudato during those periods:

Fee Category	2016	2015
Audit Fees	$95,000	$72,000
Audit-Related Fees	$–	$–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total Fees	$95,000	$72,000

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Description of Exhibits
3(i)(1)	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed with the SEC on March 26, 2014)
3(i)(2)	Certificate of Incorporation and Amendment (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K as filed with the SEC on August 17, 2015)
3(i)(3)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed with the SEC on September 10, 2015)
3(ii)(1)	Bylaws (Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K as filed with the SEC on August 17, 2015)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Principal Financial Officer *
101	Interactive Data Files *
101.SCH	Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

__________

* Filed herewith

Item 16.	Form 10-K Summary

Not applicable

Peerlogix, Inc.

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders

of Peerlogix, Inc.

We have audited the accompanying consolidated balance sheets of Peerlogix, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peerlogix, Inc., as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception, has a significant working capital deficiency, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp

New York, NY

April 17, 2017

Peerlogix, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current Assets
Cash	$56,022	$1,298
Prepaid expenses and other current assets	46,869	19,973
Total Current Assets	102,891	21,271

Total Assets	$102,891	$21,271

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable	$309,763	$224,882
Accrued payroll and payroll related expenses	221,838	23,339
Accrued directors' fees	40,075	–
Other accrued liabilities	153,186	859
Demand loans payable	15,000	15,000
Notes payable	106,000	–
Convertible notes payable - related party	70,000	–
Convertible notes payable, net of debt discount of $512,014 and $0, respectively	88,486	–
Loans payable - officers	34,254	33,648
Total Current Liabilities	1,038,602	297,728

Total Liabilities	1,038,602	297,728

Commitments and Contingencies

Stockholders Deficiency
Preferred stock par value $0.001: 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2016 and 2015	–	–
Common stock par value $0.001: 100,000,000 shares authorized; 26,860,825 and 23,107,535 shares issued and outstanding as of December 31, 2016 and 2015, respectively	26,861	23,108
Additional paid in capital	2,430,276	1,245,416
Accumulated deficit	(3,392,848)	(1,544,981)
Total Stockholders' Deficiency	(935,711)	(276,457)

Total Liabilities and Stockholders' Deficiency	$102,891	$21,271

See accompanying notes to the consolidated financial statements

Peerlogix, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2016	December 31, 2015

Revenue	$15,000	$2,520

Operating expenses
Compensation	234,529	294,875
Director fees	224,455	–
Research and development	–	293,516
Professional fees	565,749	704,718
General and administrative	231,044	205,032
Operating expenses	1,255,777	1,498,141

Loss from operations	(1,240,777)	(1,495,621)

Other income (expense)
Interest expense	(825,861)	(24,962)
Gain on extinguishment of debt	240,368	–
Loss on settlement of vendor liabilities	(21,600)	–
Interest income	3	69

Other income (expense)	(607,090)	(24,893)

Net loss	$(1,847,867)	$(1,520,514)

Net loss per common share - basic and diluted	$(0.08)	$(0.08)

Weighted average common shares outstanding - basic and diluted	24,447,444	19,117,099

See accompanying notes to the consolidated financial statements

Peerlogix, Inc.

Consolidated Statements of Stockholders' Deficiency

For the Years Ended December 31, 2016 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2014	16,000,002	$16,000	$(239,727)	$(24,467)	$(248,194)

Common stock and warrants issued for cash	2,683,336	2,683	1,507,318	–	1,510,001

Common stock and warrants issued for settlement of convertible notes	174,566	175	90,987	–	91,162

Related party loan forgiven	–	–	2,577	–	2,577

Common stock issued for services	250,000	250	149,750	–	150,000

Warrants issued for services	–	–	126,000	–	126,000

Stock issuance costs	–	–	(387,489)	–	(387,489)

Common stock issued in reverse recapitalization	3,999,631	4,000	(4,000)	–	–

Net loss	–	–	–	(1,520,514)	(1,520,514)

Balance, December 31, 2015	23,107,535	23,108	1,245,416	(1,544,981)	(276,457)

Common stock issued with promissory notes	100,000	100	17,900	–	18,000

Common stock issued with related party convertible notes	175,000	175	13,085	–	13,260

Common stock issued with convertible notes	6,229,999	6,230	182,767	–	188,997

Warrants issued with convertible notes	–	–	192,656	–	192,656

Beneficial conversion feature - convertible debt	–	–	261,450	–	261,450

Common stock issued in connection with extinguishment of convertible notes	3,333,333	3,333	479,999	–	483,332

Repurchase of beneficial conversion feature - extinguishment of convertible notes	–	–	(675,418)	–	(675,418)

Common stock issued in connection with settlement of liabilities	240,000	240	27,360	–	27,600

Cancellation of common stock	(8,324,084)	(8,324)	8,324	–	–

Common stock issued for services	1,942,042	1,942	265,840	–	267,782

Options issued for services	–	–	166,565	–	166,565

Warrants issued for services	–	–	161,388	–	161,388

Modification of investor warrants	–	–	81,001	–	81,001

Proceeds from issuance of common stock	57,000	57	1,943	–	2,000

Net loss	–	–	–	(1,847,867)	(1,847,867)

Balance, December 31, 2016	26,860,825	$26,861	$2,430,276	$(3,392,848)	$(935,711)

See accompanying notes to the consolidated financial statements

Peerlogix, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities:
Net loss	$(1,847,867)	$(1,520,514)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	361,956	150,000
Amortization of debt discount	211,632	8,750
Accretion of original issue discount	43,750	–
Amortization of debt issuance costs	421,327	–
Loss on settlement of vendor liabilities	21,600	–
Gain on extinguishment of debt	(240,368)	–
Direct expense paid by officer	31,521	–
Modification of investor warrants	81,001	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,420)	(19,478)
Accounts payable	90,881	182,413
Accrued payroll and payroll related expenses	198,499	–
Accrued directors' fees	40,075	–
Other accrued liabilities	89,357	–
Net Cash Used In Operating Activities	(511,056)	(1,198,829)

Cash Flows From Financing Activities:
Proceeds from demand loans	–	5,500
Repayment of demand loans	–	(5,500)
Proceeds from notes payable	130,000	17,500
Repayment of notes payable	(26,250)	(26,250)
Repayment of notes payable - related party	(17,500)	(53,725)
Proceeds from officer loans	4,032	4,041
Repayment of officer loans	(34,948)	–
Proceeds from convertible notes - related party	70,000	–
Proceeds from convertible notes	575,500	–
Debt issuance costs	(137,054)	–
Net proceeds from sale of common stock	2,000	1,248,512
Net Cash Provided By Financing Activities	565,780	1,190,078

Net change in cash	54,724	(8,751)

Cash at beginning of year	1,298	10,049

Cash at end of year	$56,022	$1,298

Supplemental disclosures of cash flow information:
Interest paid	$6,328	$19,360
Income tax paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs paid in the form of warrants	$–	$126,000
Original issue discount on notes payable	$26,250	$8,750
Original issue discount on convertible notes payable - related party	$17,500	$–
Debt discount paid in the form of common shares and warrants	$709,580	$–
Beneficial conversion feature - convertible debt	$261,450	$–
Conversion of promissory note to convertible note	$25,000	$–
Increase in note principal as per forebearance agreement	$1,000	$–
Debt issuance cost paid in the form of common stock and warrants	$226,773	$–
Debt issuance cost accrued	$57,500	$–
Common stock and warrants issued for conversion of convertible notes and accrued interest	$–	$91,162
Forgiveness of related party loan	$–	$2,577

See accompanying notes to the consolidated financial statements

Peerlogix, Inc.

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Peerlogix, Inc. (formerly “Realco International, Inc.”) (“Peerlogix” or the “Company”) was incorporated in Nevada on February 14, 2014. The Company is an advertising technology and data aggregation company. The Company provides a software as a service (SAAS) platform, which enables the tracking and cataloguing of over-the-top viewership and listenership in order to determine consumer trends and preferences based upon media consumption. Its platform collects over-the-top data, including Internet Protocol (IP) addresses of the streaming and downloading parties (location), the name, media type and genre of media watched, listened or downloaded, and utilizes licensed and publicly available demographic and other databases to further filter the collected data to provide insights into consumer preferences to digital advertising firms, product and media companies, entertainment studios and others.

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

The Share Exchange has been treated as a reverse merger and recapitalization of Peerlogix Technologies, Inc. for financial accounting purposes and the Company will continue the existing business operations of Peerlogix Technologies, Inc. as a wholly-owned subsidiary. The historical financial statements of the Company are those of Peerlogix Technologies, Inc, and of the consolidated entities from the date of merger forward. As a result of this merger, the equity sections of Peerlogix Technologies, Inc. for all prior periods presented reflect the recapitalization described above and are consistent with the December 31, 2016 and 2015 consolidated balance sheets presented for the Company. Prior to the merger, the Company had minimal operations.

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

Simultaneously with the Share Exchange, on the Closing Date all of the issued and outstanding options and warrants to purchase shares of Peerlogix Technologies Inc. common stock were exchanged, respectively, into options (the “New Options”) and warrants (the “New Warrants”) to purchase shares of common stock of the Company. The number of shares of common stock issuable under, and the price per share upon exercise of, the New Options and the New Warrants were the same as those of the original options and warrants of Peerlogix Technologies Inc., as a result of a 1 for 1 exchange ratio of securities pursuant to the Share Exchange, which is described in the Share Exchange Agreement. The New Options are administered under the Company’s 2015 Equity Incentive Plan, which the Company assumed and adopted on the Closing Date in connection with the Share Exchange. (See Note 9).

Note 2 – Going Concern and Management Liquidity Plans

The Company has generated minimal revenues and continues to incur recurring losses from operations and has an accumulated deficit since inception. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $1.8 million and net cash used in operations of approximately $500,000 for the year ended December 31, 2016. In addition, the Company has notes payable in default (see Notes 5 and 7). These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the financial statements.

The Company's primary source of operating funds since inception has been cash proceeds from the sale of Class A units, common stock and common stock warrants, convertible debentures and notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. (See Note 10)

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. There can be no assurance that such a plan will be successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP.

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

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on previously reported results of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2016 and 2015, the Company does not have any cash equivalents.

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

The Company classifies interest expense and any related penalties, if any, related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2016 and 2015.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements for the years ended December 31, 2016 and 2015. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

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

Advertising

The Company expenses advertising when incurred. During the years ended December 31, 2016 and 2015, the Company incurred advertising expenses of $4,333 and $28,933, respectively.

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

Total shares issuable upon the exercise of warrants, exercise of stock options and conversion of convertible promissory notes for the year ended December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Warrants	8,956,677	2,951,669
Stock options	12,300,000	–
Convertible promissory notes	11,408,333	–
Total	32,665,010	2,951,669

For the year ended December 31, 2016, 1,000,835 warrants were included in basic and diluted loss per share as their exercise price was determined to be nominal.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and amortized over the respective employment agreements or director service periods. For non-employees, the fair value of the award is measured on the commitment date and generally re-measured on interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations as if such amounts were paid in cash. The Company generally issues new shares of common stock to satisfy option and warrant exercises and note conversions.

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

No such items existed as of December 31, 2016 and 2015.

Recently Adopted Accounting Guidance

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation-Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D-Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. We adopted the provisions of ASU 2014-12 on January 1, 2016. No prior period amounts were required to be reclassified to conform to the current period presentation. The adoption of ASU 2014-12 did not materially impact our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300-Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows. We adopted the provisions of ASU 2014-15 on January 1, 2016. No prior period amounts were required to be reclassified to conform to the current period presentation. The adoption of ASU 2014-15 did not materially impact our consolidated financial position, results of operations or cash flows. See Note 2.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. We adopted the provisions of ASU 2015-03 on January 1, 2016. No prior period amounts were required to be reclassified to conform to the current period presentation. The adoption of ASU 2015-03 did not materially impact our consolidated financial position, results of operations or cash flows.

Recent Accounting Guidance

In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of ASU 2015-14 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-06 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-09 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-10 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." ASU No. 2016-15 addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230), Restricted Cash” which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. The new guidance requires restricted cash and restricted cash equivalents to be included within the cash and cash equivalents balances when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The ASU is effective for reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment” which eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2015 Annual Report on Form 10-K that had, or are expected to have, a material impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

Note 4 – Demand Loans Payable

On January 24, 2013, a family member of an officer of the Company advanced $15,000 to the Company. The proceeds from the non-interest bearing advance were used for general operating expenses. As of December 31, 2016 and 2015, the Company is reflecting a liability of $15,000. The Company did not impute interest on the loan as it was deemed to be de minimus to the consolidated financial statements.

On January 30, 2015, an officer of a related party to the Company advanced $5,500 to the Company. The proceeds from the non-interest bearing advance were used for general operating expenses. The Company did not impute interest on the loan as it was deemed to be de minimus to the consolidated financial statements. On March 5, 2015, the loan was repaid.

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

As of July 28, 2016, the Company was not compliant with the repayment terms of the January Note and is in default. As of that date, the outstanding principal balance on the January Note was $131,250. On September 28, 2016, the Company and Pinewood entered into a Forbearance Agreement (“Agreement”). As an inducement to Pinewood to enter into the Agreement, the Company shall pay to the Lender a forbearance fee in the initial principal amount of $1,000, which fee shall be added to the principal balance of the Note on the last day of the Forbearance Period, December 31, 2016. The forbearance fee was expensed to interest over the term of the Agreement. Certain covenants of the Agreement require the Company to pay Pinewood the outstanding accrued interest under the Note from the first $100,000 of any equity or debt raised in connection with the Company; pay Pinewood 25% of the next $100,000 of equity or debt raised in connection with the Company and pay Pinewood 50% of any equity or debt raised in connection with the Company in excess of the $200,000 previously raised. The interest rate applicable to amounts due under the Note from July 29, 2016 through and including the date on which all obligations under the Note have been paid in full shall be 18%. During the year ended December 31, 2016, the Company paid $26,250 in principal and $6,149 in accrued interest on the Note. The Company is currently in default of the Agreement, making the entire unpaid principal and interest due and payable. In addition, Pinewood may take possession of the Collateral without notice or hearing, and sell or dispose of it. The Lender can now institute legal action to enforce its rights under the Note. As of the date of this report no defaults under the note have been called by Pinewood.

The outstanding principal balance on the January Note at December 31, 2016 was $106,000.

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

If the Company fails to file the registration statement on or prior to the Filing Date, or fails to maintain the effectiveness of the registration statement pursuant to the terms of the RRA, the Company may be subject to partial cash liquidated damages, and not as a penalty, equal to $2,500 per month (not to exceed an aggregate of $20,000), pro-rated for periods of less than 30 days. If the Company fails to pay any partial liquidated damages in full within seven (7) days after the date payable, the Company will pay interest, as an addition to the stated original issue discount, thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to Pinewood, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. As of the date of this report the registration statement has not been filed. As of December 31, 2016, the Company has accrued liquidated damages of $20,000 along with accrued interest of $1,359 and has recorded such amounts in interest expense in the consolidated statement of operations.

On August 22, 2016, the Company issued an unsecured convertible promissory note in principal amount of $25,000 to an accredited investor through a private placement. The note bears interest at a rate of 12% per annum, with maturity on the earlier of i) September 22, 2016 or ii) an offering of securities of the Company through WestPark. On September 22, 2016, the promissory note was converted into a convertible note per the contractual terms of the WestPark Offering. (See Note 6 and Note 9).

As part of the transaction, the Company incurred placement agent fees of $3,250 which were recorded as debt issuance costs. The debt issuance costs were accreted over the life of the notes to interest expense.

Note 6 – Convertible Notes Payable

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

The Convertible Notes bore interest at the rate of 10% per annum, matured on various dates through September 2016, and were convertible at the option of the holder thereof into shares of membership interests in the Company based on a $10 million pre-conversion valuation. At the effective time of a merger, the Convertible Notes shall be automatically converted without any prior action by any holder into securities offered in a qualified financing at 20% discount to the qualified financing. For purposes of Note 6 (c) qualified financing means the sale for cash by the Company or any successor in interest to the Company by means of merger, share exchange, asset acquisition or otherwise, of equity or equity derivative securities (e.g., convertible indebtedness, preferred stock, warrants, etc.), or any combination thereof, generating aggregate gross proceeds of at least $1,500,000 (including the amount of any Notes which convert into securities issued in the qualified financing) as described herein, provided, that the Company shall effect a qualified transaction (e.g., merge, sell all or substantially all of its assets, etc.) substantially simultaneously with the consummation of such qualified financing.

During the third quarter of 2015, as a result of the Merger Agreement and a qualified financing (as defined), the Convertible Notes became convertible. As per the terms of the qualified financing, the noteholders converted an aggregate of $58,000 in principal and $8,162 in accrued interest and were issued 124,566 shares of common stock.

c)	Unsecured Convertible Notes

During the year ended December 31, 2016, the Company sold $600,500 of Units to investors (“Offering 3”). Of the $600,500 in Units issued, $575,500 resulted from the receipt of cash and the other $25,000 resulted from the conversion of promissory notes. (See Note 5). Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Notes”) and warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share during the four (4) year period commencing on February 15, 2017, the date of the final closing.

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

In addition, to the extent that any investor that acquires Units in this Offering had previously acquired securities issued by the Company or its subsidiary in one of the two prior private offerings placed by the Placement Agent (each a “Prior Offering”), which collectively raised gross proceeds of $1,510,000 (each an “Existing Investor”), the Company has agreed to provide additional consideration to each such Existing Investor as follows: (i) if the Existing Investor acquires Units in this Offering in an amount equal to fifty percent (50%) or greater than the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive (a) an additional 7.33 shares, as amended, (if the investor invested in the first Prior offering) or 9 shares, as amended, of the Company’s common stock (if the investor invested in the second Prior Offering) (each “Incentive Shares”); and (b) the exercise price of each of the warrants purchased by the Existing Investor will be reduced from $0.60 per share (if the investor invested in the first Prior Offering) or $0.72 per share (if the investor invested in the second Prior Offering) to $0.10 per share (the “Incentive Warrant Price Reduction”); and (ii) if the Existing Investor acquires Units in this Offering in an amount equal to less than fifty percent (50%) of the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive a pro-rata number of Incentive Shares and Incentive Warrant Price Reduction on only a pro-rata portion of the warrants acquired by the Existing Investor in the Prior Offering. The Company issued investors who invested in prior offerings 9,563,332, as amended, shares of common stock and reduced the exercise price of 1,187,584 warrants as per the terms above. The incentive shares were recorded as a debt discount on the date of issuance based on the relative fair value of the shares. Upon modification, it is required under ASC 480 to analyze the fair value of the instruments, before and after the modification, recognizing the increase as a charge to the statement of operations. The Company computed the fair value of the warrants directly preceding the modification and compared the fair value to that of the modified warrants with new terms. The Company recorded the increased value of the warrants of $81,001 to interest expense with an offsetting entry to additional paid in capital on the date of the modification.

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

The Company recorded a $381,653 debt discount relating to 6,229,999 shares of common stock and 5,004,173 warrants issued to investors based on the relative fair value of each equity instrument. The debt discount is being accreted over the life of the Notes to interest expense. Debt discount in excess of the face of the Notes was recorded directly to interest expense on the date of issuance.

The conversion feature of the Notes provide for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature (“BCF”). When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF and related debt discount of $218,848, the discount is being accreted over the life of the Notes to interest expense.

As part of the transaction, the Company incurred placement agent fees based on the aggregate gross proceeds raised through December 31, 2016, or $122,386, which were recorded as debt issuance costs. Through December 31, 2016, the Company issued the placement agent 450,375 common shares with a fair value of $65,385 and 1,000,835 warrants (See Note 10) with a fair value of $161,388 which were recorded as debt issuance costs. In-addition, the Company accrued a liability of $57,500 for the fair value of 500,000 common shares which were earned by the placement agent in December of 2016 upon the Company receiving proceeds from Offering 3 of $500,000. The placement agent warrants have an exercise price of $0.001 per share, have a four (4) year term and vest immediately. Debt issuance costs in excess of the net face amount of the Notes, after subtracting the debt discount, was recorded directly to interest expense on the date of issuance.

Amendment to Offering 3

On November 29, 2016, the Company entered into an amendment to Offering 3. Under the amendment Existing Investor incentive shares were modified as follows:

•	If the Existing Investor acquires Units in this Offering in an amount equal to fifty percent (50%) or greater than the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive (a) an additional 7.33 shares (if the investor invested in the first Prior offering). Prior to the amendment the Existing Investor received an additional 4 shares.
•	If the Existing Investor acquires Units in this Offering in an amount equal to fifty percent (50%) or greater than the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive (a) an additional 9 shares (if the investor invested in the second Prior offering). Prior to the amendment the Existing Investor received an additional 5 shares.

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to Offering 3 as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original loan of $248,383.

Due to the amendment the Company issued an additional 3,333,333 incentive shares to Existing Investors with a fair value of $483,332. The Company recorded a debt discount of $296,666 and recorded $186,667 to extinguishment expense for the value of the additional incentive shares.

In accordance with ASC 470, the Company measured the intrinsic value of the conversion option on the date of extinguishment as part of allocating extinguishment proceeds to the reacquisition of the BCF. Accordingly, on the date of extinguishment, the Company recorded a decrease to additional paid-in capital of $675,418 on reacquisition of the beneficial conversion feature resulting in a gain of $675,418.

As a result of the amendment, the Company recorded an overall $240,368 gain on extinguishment of debt in the consolidated statement of operations.

The outstanding principal balance on the Notes at December 31, 2016 was $600,500.

Certain convertible note agreements, warrant documents and stock certificates pertaining Offering 3 were issued to investors and the placement agent subsequent to December 31, 2016. The Company accounted for the convertible notes, warrants and shares of common stock as per the terms of the executed private placement memorandum and executed subscription agreements.

Note 7 – Convertible Notes Payable – Related Party

On December 1, 2013, the Company issued a Senior Unsecured Note in the principal amount of $2,433 to a shareholder of the Company. The note bore interest at a rate of 5% per annum. Principal and accrued interest on the note was due and payable on the earlier of (i) June 30, 2015 and (ii) the date upon which the Company receives gross proceeds of any offering of indebtedness, equity securities, or other of no less than $500,000. During 2014, the Company received additional advances under the note totaling $53,725. At December 31, 2014, the principal balance on the note was $56,158. Note principal and interest in the aggregate of $55,585 was repaid on March 6, 2015, at which time, the remaining outstanding principal and interest on the note in the amount of $2,577 was forgiven and accounted for as contributed capital.

On April 8, 2016 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “SPA”) with Attia Investments, LLC, a related party (the “Investor”). A shareholder of the Company who owns in-excess of 5% of the Company’s common stock is the managing member of Attia Investments, LLC. Under the Agreement, the Investor agreed to purchase senior secured convertible debentures in the aggregate principal amount of up to $125,000 (together the “Debentures” and each individual issuance a “Debenture”), bearing interest at a rate of 0% per annum, with maturity on October 8, 2016, which can be extended to April 8, 2017 at the discretion of the Investor. The principal amount of the Debentures shall equal the amount funded by the Investor together with an original issue discount of 20%. The Debentures are secured by all assets of the Company. The Company is currently in default of the SPA, making the entire unpaid principal and interest due and payable. As of the date of this report no defaults under the note have been called by the Investor.

During the year ended December 31, 2016, we issued and sold to the Investor, and the Investor purchased from us, Debentures in the principal amount of $87,500 for a purchase price of $70,000. $17,500 was recorded as an original issue discount and was accreted over the life of the Debentures to interest expense.

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

The conversion feature of the first Debenture issued provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a BCF. When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF and related debt discount of $42,602, the discount was accreted over the life of the first Debenture to interest expense. The Company analyzed the second Debenture issued for a BCF and deemed no BCF existed.

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

On September 27, 2016, the SPA was amended. The determination date, by the Board of Directors, in consultation with the Investor, of the status of the operations of the Company has been extended to September 22, 2017. As per the terms of the amended SPA, on October 2, 2016, 8,324,084 shares originally issued to the Company’s founders were cancelled. As of the date of the Agreement, no options were held by the CEO or former COO.

The Company can give no assurance that such funding will be available on terms and conditions acceptable to both the Company and the Investor, or at all.

During the year ended December 31, 2016, the Company repaid $17,500 in principal on the Debentures. The outstanding principal balance on the Debentures at December 31, 2016 was $70,000.

Note 8 – Loans Payable – Officers

During the year ended December 31, 2016 and in prior periods, one of the Company’s officers made non-interest bearing loans to the Company in the form of cash and payments to vendors on behalf of the Company. The loans are due on demand and unsecured. As of December 31, 2016, and December 2015 the Company is reflecting a liability of $34,254, and $33,648, respectively. The Company did not impute interest on the loan as it was deemed to be de minimis to the consolidated financial statements.

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

Common stock issued for cash

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

During the year ended December 31, 2016, the Company granted an aggregate of 40,000 restricted common shares to a consultant with a fair value of $8,000. The shares represented a bonus on a previous investor and public relations agreement. These shares vested immediately on the date of issuance. The Company has recorded $8,000 in stock-based compensation expense for the year ended December 31, 2016, which is a component of professional fees in the consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the year ended December 31, 2016, the Company granted an aggregate of 500,000 restricted common shares to a consultant with a fair value of $56,667. The shares were issued as per the terms of an investor and public relations agreement. These shares vested immediately on the date of issuance. The Company has recorded $56,667 in stock-based compensation expense for the year ended December 31, 2016, which is a component of professional fees in the consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the year ended December 31, 2016, the Company issued an aggregate of 166,667 restricted common shares to a consultant with a fair value of $50,000. The shares were issued as per the terms of an investor and public relations agreement. These shares vested immediately on the date of issuance. The Company has recorded $50,000 in stock-based compensation expense for the year ended December 31, 2016, which is a component of professional fees in the consolidated statements of operations. The shares were valued based on the most recent sales of its common stock to independent qualified investors on the grant date.

During the year ended December 31, 2016, the Company issued an aggregate of 10,000 restricted common shares to a consultant with a fair value of $6,000. The shares were issued as per the terms of an investor and public relations agreement. These shares vested immediately on the date of issuance. The Company has recorded $6,000 in stock-based compensation expense for the year ended December 31, 2016, which is a component of professional fees in the consolidated statements of operations. The shares were valued based on the most recent sales of its common stock to independent qualified investors on the grant date.

During the year ended December 31, 2016, the Company granted an aggregate of 100,000 restricted common shares to a consultant with a fair value of $14,200. The shares were issued as per the terms of a board advisory agreement. These shares vested immediately on the date of issuance. The value of the shares will be expensed on a straight-line basis over the term of the agreement. The Company has recorded $1,754 in stock-based compensation expense for the year ended December 31, 2016, which is a component of professional fees in the consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the year ended December 31, 2016, the Company granted an aggregate of 675,000 restricted common shares to a placement agent with a fair value of $67,500. The shares were issued upon entering into a Financial Advisory and Investment Banking Agreement. (See Note 8). These shares vested immediately on the date of issuance. The Company has recorded $67,500 in stock-based compensation expense for the year ended December 31, 2016, which is a component of professional fees in the consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the year ended December 31, 2016, the Company granted an aggregate of 450,375 restricted common shares to a placement agent with a fair value of $65,385. (See Note 5). The shares were granted as compensation to the placement agent for Units sold in the Offering during the year ended December 31, 2016. The shares were valued based on the quoted closing trading price on the date of issuance.

Common stock issued with convertible notes

During the year ended December 31, 2016, the Company granted an aggregate of 6,229,999 restricted common shares to investors as part of a private placement of the Company’s debt and equity securities. (See Note 6).

Common stock issued with convertible notes - related party

During the year ended December 31, 2016, the Company granted an aggregate of 175,000 restricted common shares to a related party investor as part of a private placement of the Company’s debt and equity securities. (See Note 7).

Common stock issued with promissory notes

During the year ended December 31, 2016, the Company granted an aggregate of 100,000 restricted common shares to an investor as part of a private placement of the Company’s debt and equity securities. (See Note 5).

Common stock issued in connection with extinguishment of convertible notes

During the year ended December 31, 2016, the Company granted an aggregate of 3,333,333 restricted common shares to investors related to the modification of the terms of existing convertible notes. (See Note 6).

Common stock issued in connection with settlement of vendor liabilities

During the year ended December 31, 2016, the Company granted an aggregate of 240,000 restricted common shares with a fair value of $27,600 to a vendor to settle a liability in the amount of $6,000. The Company has recorded a loss of $21,600 for the year ended December 31, 2016, which is a component of other income (expense) in the consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

Cancellation of common stock

On October 2, 2016, 8,324,084 shares originally issued to the Company’s founders were cancelled. (See Note 7).

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of its preferred stock are issued or outstanding.

2016 Amended and Restated Equity Incentive Plan

The Board of Directors and stockholders of the Company adopted the 2015 Equity Incentive Plan prior to the closing of the Share Exchange, which was amended and restated in 2016, which reserves a total of 15,000,000 shares of Common Stock for issuance under the 2016 Plan. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

Shares issued under the 2016 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2016 Plan. In addition, the number of shares of common stock subject to the 2016 Plan, any number of shares subject to any numerical limit in the 2016 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction. As of December 31, 2016, there were 2,700,000 shares remaining available for future issuance under equity.

Stock options issued for services

During the year ended December 31, 2016, the Company granted three board members an aggregate of 12,100,000 stock options for services rendered, having a total grant date fair value of approximately $546,000. 2,200,000 options vest immediately and expire between 2021 and 2026. 2,700,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.25 and expire between 2021 and 2026. 2,700,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.50 and expire between 2021 and 2026. 2,250,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.75 and expire in 2021. 2,250,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $1.00 and expire in 2021. 1,750,000 of the options contain only service conditions and will be expensed on a straight-line basis over the service period of the agreement. The remaining options contain market conditions and are being expensed over the derived service period as computed by a Monte Carlo pricing model.

During the year ended December 31, 2016, the Company granted of an aggregate of 200,000 stock options to two advisory board members, having a total grant date fair value of approximately $9,600. The options have an exercise price ranging from $0.06 to $0.10 per share, have a ten (10) year term and a vesting period of 1 year. These options will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreements.

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

For the Year Ended December 31, 2016
Risk free interest rate	0.87 - 2.45%
Dividend yield	0.00%
Expected volatility	59.00 - 83.71%
Expected life in years	5 - 10
Forfeiture rate	0.00%

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

The following is a summary of the Company’s stock option activity during the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2016	–	$–	–
Granted	12,300,000	0.11	5.94
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding - December 31, 2016	12,300,000	$0.11	5.64
Exercisable - December 31, 2016	2,300,000	$0.10	7.36

At December 31, 2016, the aggregate intrinsic value of options outstanding and exercisable was $1,066,510 and $217,510, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $166,565, for the year ended December 31, 2016.

The Company used the Black-Scholes model to determine the fair value of warrants granted during the year ended December 31, 2016. In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

For the Year Ended December 31, 2016
Risk free interest rate	1.13 - 1.92%
Dividend yield	0.00%
Expected volatility	68.46 - 84.00%
Contractual term	3.3 - 4
Forfeiture rate	0.00%

The following is a summary of the Company’s warrant activity during the years ended December 31, 2016 and 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2014	–	–	–
Granted	2,951,669	0.66	5.00
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding - December 31, 2015	2,951,669	$0.66	4.54
Granted	6,005,008	0.10	4.00
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding and Exercisable at – December 31, 2016	8,956,677	$0.20	3.65

At December 31, 2016, the aggregate intrinsic value of warrants outstanding and exercisable was $782,214.

At December 31, 2015, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

The following is additional information with respect to the Company's warrants as of December 31, 2016:

Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Currently Exercisable
1,000,835	$0.001	3.80	1,000,835
50,000	$0.01	3.22	50,000
6,191,757	$0.10	3.79	6,191,757
548,333	$0.10	3.36	548,333
1,165,752	$0.72	3.67	1,165,752
8,956,677			8,956,677

Note 10 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the consolidated financial statements as of December 31, 2016 and December 31, 2015.

On January 31, 2017, the Company entered into a mutual general release and settlement agreement (the "Settlement Agreement") with Microcap Headlines, Inc. (“Microcap”) to settle a judgment against the Company in the sum of $17,042 entered pursuant to a lawsuit filed by Microcap against the Company (the "Action") in the New York County, New York, Superior Court (Index No. 653105/2016). In the Action, the plaintiff alleged that the Company owed the plaintiff past due amounts for investor relations services provided to the Company. Pursuant to the Settlement Agreement, the Company agreed to pay Microcap $14,700 upon execution of the Settlement Agreement. The Settlement Agreement also contains a general release by Microcap of the Company relating to the Action, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. Pursuant to the Settlement Agreement, after receipt of the full $14,700 by Microcap, the Company and Microcap shall execute a written stipulation to set aside the default and judgment against the Company and dismiss the Action with prejudice. As of December 31, 2016 the Company had accrued a liability of $17,042 related to the Settlement Agreement which has been included in other accrued liabilities at December 31, 2016 in the accompanying consolidated Balance Sheet. On February 2, 2017 the Company paid the settlement in full.

Employment Agreements

On August 13, 2015 the Company entered into an employment agreement with Joshua Partridge as the Company’s Head of Business Development and Secretary. The agreement calls for a three year term, an annual salary of $120,000 per annum with annual 10% increases and a payment upon termination in an amount equal to any and all unpaid salary through the end of the term. On September 10, 2015, the Company entered into a new employment agreement with Mr. Partridge solely to reflect Mr. Partridge’s new position as the Company’s Chief Operating Officer. On April 22, 2016 Mr. Partridge resigned from the Company.

On August 13, 2015 the Company entered into an employment agreement with William Gorfein as the Company’s Chief Executive Officer. The agreement calls for a three year term, an annual salary of $120,000 per annum with annual 10% increases and a payment upon termination in an amount equal to any and all unpaid salary through the end of the term. On March 6, 2017, Mr. Gorfein stepped down as the Company’s Chief Executive Officer and was named the Company’s Chief Strategy Officer. The terms of his employment agreement remain the same.

On August 31, 2015 the Company entered into an employment agreement with Charles Gonsher as the Company’s Chief Accounting Officer. The agreement called for a two year term, an annual salary of $90,000 per annum. In addition, Mr. Gonsher was to be granted an option to purchase 240,000 shares of the Company’s common stock. As of December 31, 2015 the terms of the options were not finalized. On February 18, 2016 Mr. Gonsher’s employment agreement was terminated. Mr. Gonsher’s stock options were not granted prior to his termination.

Registration Rights Agreement

All of the securities issued in connection with Offering 1, Offering 2, and the Share Exchange (collectively the “Transactions”) are “restricted securities,” and as such are subject to all applicable restrictions specified by federal and state securities laws. In connection with Offering 1, Offering 2, and the Share Exchange, the Company entered into registration rights agreements with all of its shareholders. Under the terms of the registration rights agreements, the Company has committed to file a registration statement covering the resale of (i) all shares of common stock outstanding as of August 14, 2015, the closing date of the Share Exchange; (ii) all of the shares of common stock underlying the Investor Warrants in Offering 2 and the warrants that were included in the Offering 1 units; (iii) all of the shares issuable upon exercise of the placement agent warrants (and the shares underlying the warrants issuable upon exercise of such placement agent warrants) issued in Offering 1 and Offering 2 within 60 days from August 14, 2015 (the “Filing Deadline”), and shall use commercially reasonable efforts to cause the registration statement to become effective no later than 90 days after it is filed (the “Effective Deadline”).

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

In connection with Offering 3, the Company has agreed to file a registration statement covering the resale of the shares of common stock issuable upon exercise of the Investor Warrants in Offering 3, the Placement Agent Warrants in Offering 3 and upon conversion of the Notes in Offering 3. The Company has agreed to use commercially reasonable efforts to have the registration statement declared effective within ninety (90) days after the registration statement is filed. The Company has agreed to use reasonable efforts to maintain the effectiveness of the registration statement through the one year anniversary of the date the registration statement is declared effective by the SEC.

As of the date of the filing of this report, a registration statement has not been filed. The registration rights agreements do not contain a penalty clause for the failure to file a registration statement within the period agreed upon. However, we do not exclude the possibility that our shareholders may bring litigations against us in connection with claims arising out of our failure to file a registration statement pursuant to the registration rights agreements and seek remedies under the common law.

Payroll Tax Liabilities

As of December 31, 2016 and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns with respect to penalties and interest are estimated to be $10,493 as of December 31, 2016 which has been included in other accrued liabilities at December 31, 2016 in the accompanying consolidated Balance Sheet. Penalties and interest were deemed to be de minimus to the consolidated financial statements as of December 31, 2015.

Placement Agent and Finders Agreements

In April 2016, the Company entered into a Financial Advisory and Investment Banking Agreement with WestPark Capital, Inc. (“WestPark”) (the “WestPark Advisory Agreement”). Pursuant to the WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $750,000 of the Company’s debt and/or equity securities (the “Securities”) initially proposed to take place between April 2016 and June 2016. On September 20, 2016, the terms of the Financing were finalized and the offering period was to take place from September 20, 2016 through October 31, 2016. Subsequent to October 31, 2016, the Financing was extended to November 25, 2016, extended to December 30, 2016 and extended to January 30, 2017. The final closing of the Financing took place on February 15, 2017.

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

In April 2016, the Company issued to WestPark 675,000 shares of the Company’s common stock (see Note 9) for entering into the agreement. In addition the Company will issue 750,000 shares of the Company’s common stock for every $1,000,000 raised in the Financing on a pro-rata basis, 500,000 shares of the Company’s common stock upon $500,000 being raised in the Financing and 651,000 shares of the Company’s common stock upon $825,000 being raised in the Financing. The aforementioned shares will have standard registration rights. (See Note 6). The aforementioned shares will have standard registration rights. Subsequent to December 31, 2016, 1,151,000 shares were issued to the placement agent.

Operating Lease

The Company had an operating lease for its New York office facility under a month-to-month agreement which ended on March 31, 2016. The Company is not currently a party to any operating lease agreements. Rent expense for the year ended December 31, 2016 and 2015 totaled $20,231 and $33,125, respectively.

Note 11 – Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets as of December 31, 2016 and 2015 are presented below:

The income tax provision (benefit) consists of the following:

	December 31,
	2016	2015
Federal
Current	$–	$–
Deferred	(377,200)	(492,800)
State and local
Current	–	–
Deferred	(104,600)	(146,500)
Change in valuation allowance	481,800	639,300
Income tax provision (benefit)	$–	$–

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2016 and 2015 is as follows:

	2016		2015
U.S. Federal statutory rate	(34.0%	)	(34.0%	)
State tax benefit, net of federal tax	(9.42)		(10.11)
Stock based compensation	10.33		–
Non-deductible interest expense	6.46		–
Other permanent differences	0.56		2.07
Change in valuation allowance	26.07		42.04
Income tax provision (Benefit)	0.0%		0.0%

As of December 31, 2016 and 2015 the deferred tax asset consisted of the following:

	2016	2015
Deferred Tax Asset
Net operating loss carryovers	$1,131,900	$650,100
Total deferred tax asset	1,131,900	650,100
Valuation allowance	(1,131,900)	(650,100)
Net Deferred Tax Asset, net of valuation allowance	$–	$–

The Company is required to file its income tax returns in the U.S. federal jurisdiction and the state of New York and such returns are subject to examination by tax authorities. Tax returns for the year ended December 31, 2014, 2015 and 2016 remain open to Internal Revenue Service and State audits.

The Company is in the process of filing its federal and state tax returns for the years ended December 31, 2016 and 2015. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2016, the Company had approximately $2.6 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2034 unless utilized. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A full Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation under Section 382.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more likely than not that the future benefits of its deferred tax assets will not be realized and has therefore established a full valuation allowance.

Note 12 – Related Party Transactions

On March 9, 2015, the Company engaged with a lead generation and presales outsourcing firm, Corporate Rain International (“CRI”). Tim Askew, a member of the Company’s Board of Directors, is the founder and CEO of CRI. CRI will be compensated $6,000 per month along with a flat commission of $500 for each customer referred by CRI to the Company per the terms of the engagement. The Company recorded compensation expense to CRI of $30,000 during the year ended December 31, 2015. As of December 31, 2015, the Company had an outstanding balance due to CRI of $6,000. During the year ended December 31, 2016 $6,000 was forgiven.

In December 2015, the Company and CRI suspended the engagement to reassess sales strategies.

Note 13 - Subsequent Events

Subsequent to December 31, 2016, the Company sold an additional 22.5 Units for gross proceeds of $225,000. As additional consideration for entering in the private placement offering, the investors were granted a total of 4,478,334 shares of common stock and 1,875,003 warrants to purchase common stock. As part of the transaction, the Company incurred placement agent fees of $59,278. In addition, the placement agent was granted a total of 168,750 shares of common stock and 375,001 warrants to purchase common stock at an exercise price of $0.001. (See Note 10).

On January 27, 2017, the Company issued 150,000 restricted common shares to a marketing consultant with a fair value of $30,000. The shares were valued based on the quoted closing trading price on the date of issuance.

On February 21, 2017, the Company entered into an employment agreement with Ray Colwell (“Colwell”), pursuant to which, commencing March 6, 2017, Colwell will serve as the Interim Chief Executive Officer of the Company and, commencing 90 days thereafter, shall serve as Chief Executive Officer of the Company through March 5, 2019, subject to extension as provided in the employment agreement, and be appointed to the Board of Directors. The agreement calls for an annual salary of $250,000 per annum and a bonus in the amount of 10% of all incremental gross revenue generated by the Company, which bonus shall be determined and be payable quarterly. In addition, pursuant to the employment agreement, the Company granted to Colwell stock options exercisable for an aggregate of 7,000,000 shares of common stock, subject to vesting, exercisable for ten years at the exercise price of $0.11 per share, subject to adjustment as provided therein.

On March 6, 2017, William Gorfein stepped down as the Company’s Chief Executive Officer and was named the Company’s Chief Strategy Officer and Principal Financial Officer. No changes were made to Mr. Gorfein’s existing employment agreement.

On April 13, 2017, the Company sold 166,667 shares of common stock to an investor for proceeds of $10,000. As of the date of this filing the shares have not been issued.

On March 1, 2017, the Company reached an agreement with a consulting firm to provide non-exclusive digital marketing advisory services. As compensation for the services, the Company shall pay the consultant $5,000 and is obligated to issue an aggregate of 3,000,000 shares of the Company common stock. The term of the agreement is for three months. As of the date of this filing such shares have not been issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeerLogix, Inc. By: /s/ Ray Colwell Ray Colwell Chief Executive Officer By: /s/ William Gorfein William Gorfein Principal Financial Officer

Dated: April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Ray Colwell	Chief Executive Officer	April 17, 2017
Ray Colwell	(Principal Executive Officer)

/S/ William Gorfein	Principal Financial Officer and Director	April 17, 2017
William Gorfein

/S/ Kevin Richardson	Chairman of the Board	April 17, 2017
Kevin Richardson

/S/ Timothy Askew	Director	April 17, 2017
Timothy Askew