Form 10-Q
period 2017-03-31
PeerLogix, Inc.
filed 2017-05-22
CIK 1603494

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2017

Commission File Number: 333-191175

PEERLOGIX, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-4824543
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

480 Sixth Ave, #351

New York, New York 10011

(Address of principal executive offices)

(646) 598-4640

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 22, 2017, was 35,027,658 shares.

PEERLOGIX, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Peerlogix, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$12,428	$56,022
Prepaid expenses and other current assets	26,779	46,869
Total Current Assets	39,207	102,891

Total Assets	$39,207	$102,891

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$347,661	$309,763
Accrued payroll and payroll related expenses	264,265	221,838
Accrued directors' fees	55,075	40,075
Other accrued liabilities	150,121	153,186
Demand loans payable	15,000	15,000
Notes payable	106,000	106,000
Convertible notes payable - related party	86,875	70,000
Convertible notes payable, net of debt discount of $497,066 and $512,014, respectively	328,434	88,486
Loans payable - officers	32,421	34,254
Derivative liability	727,000	–
Total Current Liabilities	2,112,852	1,038,602

Total Liabilities	2,112,852	1,038,602

Commitments and Contingencies

Stockholders Deficiency
Preferred stock par value $0.001: 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2017 and December 31, 2016	–	–
Common stock par value $0.001: 100,000,000 shares authorized; 34,027,658 and 26,860,825 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	34,028	26,861
Additional paid in capital	2,791,188	2,430,276
Accumulated deficit	(4,898,861)	(3,392,848)
Total Stockholders' Deficiency	(2,073,645)	(935,711)

Total Liabilities and Stockholders' Deficiency	$39,207	$102,891

See accompanying notes to the condensed consolidated financial statements

Peerlogix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Revenue	$–	$–

Operating expenses
Compensation	142,278	145,369
Director fees	60,340	–
Professional fees	251,325	138,417
General and administrative	48,124	73,995
Operating expenses	502,067	357,781

Loss from operations	(502,067)	(357,781)

Other income (expense)
Interest expense	(2,133,455)	(18,171)
Change in fair value of derivative liabilities	1,219,321	–
Loss on loan receivable	(37,500)	–
Loss on extinguishment of debt	(52,312)	–

Other income (expense)	(1,003,946)	(18,171)

Net loss	$(1,506,013)	$(375,952)

Net loss per common share - basic and diluted	$(0.05)	$(0.02)

Weighted average common shares outstanding - basic and diluted	32,248,283	23,206,656

See accompanying notes to the condensed consolidated financial statements

Peerlogix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities:
Net loss	$(1,506,013)	$(375,952)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	226,628	8,000
Amortization of debt discount	382,439	6,295
Accretion of original issue discount	–	9,180
Amortization of debt issuance costs	232,185	2,594
Interest expense - derivative liabilities	1,406,711	–
Change in fair value of derivative liabilities	(1,219,321)	–
Allowance for loan receivable losses	37,500	–
Loss on extinguishment of debt	52,312	–
Modification of investor warrants	34,586	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	20,090	7,724
Cash overdraft	–	1,915
Accounts payable	37,898	241,364
Accrued payroll and payroll related expenses	42,427	–
Accrued directors' fees	15,000	–
Other accrued liabilities	54,435	–
Net Cash Used In Operating Activities	(183,123)	(98,880)

Cash Flows From Investing Activities:
Loan to abandoned acquisition target	(37,500)	–
Net Cash Used In Investing Activities	(37,500)	–

Cash Flows From Financing Activities:
Proceeds from notes payable	–	105,000
Repayment of notes payable - related party	(5,000)	–
Repayment of officer loans	(1,833)	–
Proceeds from convertible notes	225,000	–
Debt issuance costs	(41,138)	(7,418)
Net Cash Provided By Financing Activities	177,029	97,582

Net change in cash	(43,594)	(1,298)

Cash at beginning of period	56,022	1,298

Cash at end of period	$12,428	$–
		$–
Supplemental disclosures of cash flow information:
Interest paid	$–	$102
Income tax paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

Original issue discount on notes payable	$–	$26,250
Debt discount paid in the form of common shares and warrants	$5,450	$18,000
Debt discount recorded on convertible debt accounted for as derivative liabilities	$379,353	$–
Repurchase of beneficial conversion feature due to reassessment of derivative liability	$172,036	$–
Reclassification of derivative liability to equity	$11,779	$–
Debt issuance cost paid in the form of common stock and warrants	$191,047	$–
Common stock issued in connection with settlement of liabilities	$57,500	$–

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016, and the statement of cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three ended March 31, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 17, 2017.

Note 2 – Going Concern and Management Liquidity Plans

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $1.5 million and net cash used in operations of approximately $183,000 for the three months ended March 31, 2017. In addition, the Company has notes payable in default (see Notes 5 and 7). These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements.

The Company's primary source of operating funds since inception has been cash proceeds from the sale of Class A units, common stock and common stock warrants, convertible debentures and notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. (See Note 11)

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. There can be no assurance that such a plan will be successful. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Peerlogix Technologies, Inc. and IP Squared Technologies Holdings, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s equity instruments, convertible debt, derivative liabilities, stock-based compensation, and the valuation allowance relating to the Company’s deferred tax assets.

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

Total shares issuable upon the exercise of warrants, exercise of stock options and conversion of convertible promissory notes for the three months ended March 31, 2017 and 2016 were as follows:

	March 31,
	2017	2016
Warrants	11,206,681	2,951,669
Stock options	19,300,000	–
Convertible promissory notes and accrued interest	17,302,005	–
Total	47,808,686	2,951,669

For the three months ended March 31, 2017, 1,425,836 warrants were included in basic and diluted loss per share as their exercise price was determined to be nominal.

Derivative Liabilities

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature; which provided for the settlement of certain convertible promissory notes into shares of common stock at a rate which was determined to be variable with no floor. The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option and related warrants, if applicable, at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. As a result of entering into certain convertible promissory notes, the Company is required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date because the Company could not determine it has enough authorized shares to settle the contracts. Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The fair value of conversion options that are convertible at a variable conversion price are required to be valued using a Binomial Lattice Model. The Company determined the fair value of the conversion option using either the Black-Scholes Valuation Model or the Binomial Lattice Model to be materially the same.

The Black-Scholes Valuation Model is used to estimate the fair value of the warrants and conversion option. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the instrument granted.

The principal assumptions used in applying the Black-Scholes model were as follows:

For the Three Months Ended
March 31, 2017
Assumptions:
Risk-free interest rate	0.52-0.84%
Expected life	0.02 – 1.11 years
Expected volatility	250%-301%
Dividends	0.0%

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

March 31, 2017		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features	$727,000	$–	$–	$727,000	$727,000

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017:

	Fair Value Measurement Using Level 3 Inputs
	Derivative conversion features	Total

Balance, December 31, 2016	$–	$–
Purchases, issuances, reassessments and settlements	1,958,100	1,958,100
Reclassification of derivative liability to equity	(11,779)	(11,779)
Change in fair value	(1,219,321)	(1,219,321)
Balance, March 31, 2017	$727,000	$727,000

Changes in the unobservable input values could potentially cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable inputs used in the fair value measurements is the expected volatility assumption. A significant increase (decrease) in the expected volatility assumption could potentially result in a higher (lower) fair value measurement.

Recently Adopted Accounting Guidance

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-06 on January 1, 2017. The adoption of ASU 2016-06 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. We adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-09 did not materially impact our condensed consolidated financial position, results of operations or cash flows.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2016 Annual Report on Form 10-K that had, or are expected to have, a material impact on our condensed consolidated financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

Note 4 – Loan Receivable

During February 2017, the Company loaned $37,500 to a potential merger candidate, for working capital purposes. In March 2017, the Company withdrew its plan of merger and recorded an allowance for loan losses of $37,500 due to the loan deemed uncollectible.

Note 5 – Notes Payable

The Company is currently in default of a promissory note with an outstanding principal balance at March 31, 2017 in the amount of $106,000. The note is secured by all assets of the Company. The noteholder may take possession of the collateral without notice or hearing, and sell or dispose of it. As of the date of this report no defaults under the note have been called.

Note 6 – Convertible Notes Payable

a)	Unsecured Convertible Notes

During the three months ended March 31, 2017, the Company sold $225,000 of Units to investors (“Offering 3”). Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Notes”) and warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share during the four (4) year period commencing on February 15, 2017, the date of the final closing.

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

The conversion feature of the Offering 3 Notes issued during 2016 was accounted for in the previous year initially as equity. The Company concluded the conversion feature of the Notes did not qualify as a derivative because there was no market mechanism for net settlement and they were not readily convertible to cash.

The Company reassessed the conversion feature of the Offering 3 Notes issued during 2016 for derivative treatment during January of 2017 and concluded its shares were readily convertible to cash based on the current trading volume of the Company’s stock. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes and Binomial model at the reassessment date and the period end. The conversion feature, when reassessed, gave rise to a derivative liability of $1,526,300. In accordance with ASC 815, $129,434 was charged to paid in-capital due to the fact a beneficial conversion feature was recorded on the original issue date. In-addition the Company recorded a debt discount to the Notes of $90,153 relating to the fair value of the conversion option. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

The conversion feature of new Notes issued during the three months ended March 31, 2017, gave rise to a derivative liability of $431,800. The gross proceeds from the sale of the Notes were recorded net of a discount of $219,200. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance. Gains and losses in future reporting periods from the change in fair value of the derivative liability will be recognized on the statements of operations.

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

During the three months ended March 31, 2017, the Company issued investors who invested in prior offerings 4,478,334 shares of common stock and reduced the exercise price of 520,750 warrants as per the terms above. The incentive shares were recorded as a debt discount on the date of issuance based on the relative fair value of the shares. Upon modification, it is required under ASC 480 to analyze the fair value of the instruments, before and after the modification, recognizing the increase as a charge to the statement of operations. The Company computed the fair value of the warrants directly preceding the modification and compared the fair value to that of the modified warrants with new terms. The Company recorded the increased value of the warrants of $34,586 to interest expense with an offsetting entry to additional paid in capital on the date of the modification.

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

The Company recorded a $5,450 debt discount relating to 4,478,334 shares of common stock and 1,875,004 warrants issued to investors based on the relative fair value of each equity instrument after reducing Note proceeds by the fair value of the derivative liability on the dates of issuance. The debt discount is being accreted over the life of the Notes to interest expense. Debt discount in excess of the face of the Notes was recorded directly to interest expense on the date of issuance.

As part of the transaction, the Company incurred placement agent fees based on the aggregate gross proceeds raised during the three months ended March 31, 2017, or $41,139, which were recorded as debt issuance costs. During the three months ended March 31, 2017, the Company issued the placement agent 819,750 common shares with a fair value of $126,287 and 375,001 warrants (See Note 11) with a fair value of $64,760 which were recorded as debt issuance costs. The placement agent warrants have an exercise price of $0.001 per share, have a four (4) year term and vest immediately. Debt issuance costs in excess of the net face amount of the Notes, after subtracting the debt discount, was recorded directly to interest expense on the date of issuance.

The outstanding principal balance on the Notes at March 31, 2017 and December 31, 2016 was $825,500 and $600,500.

Note 7 – Convertible Notes Payable – Related Party

On April 8, 2016 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “SPA”) with Attia Investments, LLC, a related party (the “Investor”). A shareholder of the Company who owns in-excess of 5% of the Company’s common stock is the managing member of Attia Investments, LLC. Under the Agreement, we issued and sold to the Investor, and the Investor purchased from us, Debentures in the principal amount of $87,500 for a purchase price of $70,000 (together the “Debentures”), bearing interest at a rate of 0% per annum, with an original maturity on October 8, 2016, further extended to April 8, 2017. The Debentures are secured by all assets of the Company. The Company is currently in default of the SPA, making the entire unpaid principal and interest due and payable. As of the date of this report no defaults under the note have been called by the Investor.

The principal amount of the Debentures can be converted at the option of the Investor into shares of our common stock at a conversion price per share of the lower of (i) $0.05 or (ii) the price per share in an offering of securities prior to the maturity date.

The Company assessed the conversion feature of the Debentures on the date of issuance and at the end of each subsequent reporting period through December 31, 2016 and concluded the conversion feature of the Debentures did not qualify as a derivative because there was no market mechanism for net settlement and they were not readily convertible to cash.

The Company reassessed the conversion feature of the Notes for derivative treatment during January of 2017 and concluded its shares were readily convertible to cash based on the current trading volume of the Company’s stock. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a black scholes model at the reassessment date and the period end. The conversion feature, when reassessed, gave rise to a derivative liability of $154,100. In accordance with ASC 815, $42,602 was charged to paid in-capital due to the fact a beneficial conversion feature was recorded on the original issue date. In-addition the Company recorded a debt discount to the Notes of $70,000 relating to the fair value of the conversion option. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

Amendment

On March 16, 2017, the Company entered into an amendment to the SPA. The SPA was modified as follows:

•	The maturity date of the Debentures was extended to April 8, 2017;
•	The default interest rate was set at 18%.

As consideration for the amendment, the Company increased the principal amount on the Debentures from $65,000 to $86,875 and issued the Investor 218,750 shares of common stock with a fair value of $13,125. All remaining terms of the Debentures remained the same.

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to SPA as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original Debentures of $17,312. The Company recorded a loss on extinguishment of debt of $52,312 in the March 31, 2017 consolidated statement of operations.

During the three months ended March 31, 2017, the Company repaid $5,000 in principal on certain convertible notes to related parties. The outstanding principal balance on the Debentures at March 31, 2017 and December 31, 2016 was $86,875 and $70,000, respectively.

Note 8 – Loans Payable – Officers

During prior periods, one of the Company’s officers made non-interest bearing loans to the Company in the form of cash and payments to vendors on behalf of the Company. The loans are due on demand and unsecured. As of March 31, 2017 and December 31, 2016, the Company is reflecting a liability of $32,421, and $34,254, respectively. The Company did not impute interest on the loan as it was deemed to be de minimis to the condensed consolidated financial statements.

Note 9 – Stockholders’ Deficit

Common stock issued for services

During the three months ended March 31, 2017, the Company issued an aggregate of 1,150,000 restricted common shares to a consultant with a fair value of $90,000. These shares vested immediately on the date of issuance. The Company has recorded $86,516 in stock-based compensation expense for the three months ended March 31, 2017, which is a component of professional fees in the condensed consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the three months ended March 31, 2017, the Company granted an aggregate of 819,750 restricted common shares to a placement agent with a fair value of $126,287. (See Note 7). The shares were granted as compensation to the placement agent for Units sold in Offering 3 during the three months ended March 31, 2017. The shares were valued based on the quoted closing trading price on the date of issuance.

Common stock issued with convertible notes

During the three months ended March 31, 2017, the Company granted an aggregate of 4,478,333 restricted common shares to investors as part of a private placement of the Company’s debt and equity securities. (See Note 7).

Common stock issued in connection with extinguishment of related party convertible notes

During the three months ended March 31, 2017, the Company granted an aggregate of 218,750 restricted common shares to an investor related to the modification of the terms of an existing convertible note. (See Note 8).

Common stock issued in connection with settlement of vendor liabilities

During the three months ended March 31, 2017, the Company granted an aggregate of 500,000 restricted common shares to a placement agent to settle a liability in the amount of $57,500. The shares were valued based on the quoted closing trading price on the vesting date.

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

Shares issued under the 2016 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2016 Plan. In addition, the number of shares of common stock subject to the 2016 Plan, any number of shares subject to any numerical limit in the 2016 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction. As of March 31, 2017, no shares remain available for future issuance under the 2016 Plan.

Stock options issued for services

During the three months ended March 31, 2017, the Company granted its interim Chief Executive Officer an aggregate of 7,000,000 stock options with an exercise price of $0.11 for services rendered, having a total grant date fair value of approximately $409,000. 1,000,000 options vest immediately and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.25 and expire between in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.50 and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.75 and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $1.00 and expire in 2027. 1,000,000 of the options contain only service conditions and will be expensed on a straight-line basis over the service period of the agreement. The remaining options contain market conditions and are being expensed over the derived service period as computed by a Monte Carlo pricing model.

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

For the Three Months Ended March 31, 2017
Risk free interest rate	1.83%
Dividend yield	0.00%
Expected volatility	70.00%
Expected life in years	10
Forfeiture rate	0.00%

Since the Company has limited trading history, volatility was determined by averaging volatilities of comparable companies.

The Company uses the simplified method to calculate expected term of share options and similar instruments issued to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The contractual term is used as the expected term for share options and similar instruments issued to non-employees and for options valued using the Monte Carlo model.

The following is a summary of the Company’s stock option activity during the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2017	12,300,000	$0.11	5.64
Granted	7,000,000	0.11	10.00
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding – March 31, 2017	19,300,000	$0.11	7.04
Exercisable - March 31, 2017	2,350,000	$0.10	7.16

At March 31, 2017, the aggregate intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $136,628 and $0, for the three months ended March 31, 2017 and 2016, respectively.

The Company used the Black-Scholes model to determine the fair value of warrants granted during the three months ended March 31, 2017. In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

For the Three Months Ended March 31, 2017
Risk free interest rate	1.46 - 1.90%
Dividend yield	0.00%
Expected volatility	65.32 - 77.40%
Contractual term	3.1 - 4
Forfeiture rate	0.00%

The following is a summary of the Company’s warrant activity during the three months ended March 31, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - December 31, 2016	8,956,677	$0.20	3.65
Granted	2,250,004	0.08	4.00
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding and Exercisable at – March 31, 2017	11,206,681	$0.18	3.45

At March 31, 2017, the aggregate intrinsic value of warrants outstanding and exercisable was $83,674.

At December 31, 2016, the aggregate intrinsic value of warrants outstanding and exercisable was $782,214.

The following is additional information with respect to the Company's warrants as of March 31, 2017:

Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Currently Exercisable
1,375,836	$0.001	3.66	1,375,836
50,000	$0.01	2.97	50,000
8,587,510	$0.10	3.60	8,587,510
418,333	$0.60	3.15	418,333
775,002	$0.72	3.42	775,002
11,206,681			11,206,681

Note 10 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of March 31, 2017 and December 31, 2016.

On January 31, 2017, the Company entered into a mutual general release and settlement agreement (the "Settlement Agreement") with Microcap Headlines, Inc. (“Microcap”) to settle a judgment against the Company in the sum of $17,042 entered pursuant to a lawsuit filed by Microcap against the Company (the "Action") in the New York County, New York, Superior Court (Index No. 653105/2016). In the Action, the plaintiff alleged that the Company owed the plaintiff past due amounts for investor relations services provided to the Company. Pursuant to the Settlement Agreement, the Company agreed to pay Microcap $14,700 upon execution of the Settlement Agreement. The Settlement Agreement also contains a general release by Microcap of the Company relating to the Action, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. Pursuant to the Settlement Agreement, after receipt of the full $14,700 by Microcap, the Company and Microcap shall execute a written stipulation to set aside the default and judgment against the Company and dismiss the Action with prejudice. As of December 31, 2016 the Company had accrued a liability of $17,042 related to the Settlement Agreement which has been included in other accrued liabilities at December 31, 2016 in the accompanying condensed consolidated Balance Sheet. On February 2, 2017 the Company paid the settlement in full.

Employment Agreements

On February 21, 2017, the Company entered into an employment agreement with an individual, pursuant to which, commencing March 6, 2017, the individual will serve as the Interim Chief Executive Officer of the Company and, commencing 90 days thereafter, shall serve as Chief Executive Officer of the Company through March 5, 2019, subject to extension as provided in the employment agreement, and be appointed to the Board of Directors. The agreement calls for an annual salary of $250,000 per annum and a bonus in the amount of 10% of all incremental gross revenue generated by the Company, which bonus shall be determined and be payable quarterly. In addition, pursuant to the employment agreement, the Company granted to the individual certain stock options (See Note 9).

On March 6, 2017, William Gorfein stepped down as the Company’s Chief Executive Officer and was named the Company’s Chief Strategy Officer and Principal Financial Officer. No changes were made to Mr. Gorfein’s existing employment agreement.

Payroll Tax Liabilities

As of March 31, 2017 and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns with respect to penalties and interest are estimated to be $9,341 and $10,493 as of March 31, 2017 and December 31, 2016, respectively which have been included in other accrued liabilities at March 31, 2017 and December 31, 2016 in the accompanying condensed consolidated Balance Sheets.

Placement Agent and Finders Agreements

In April 2016, the Company entered into a Financial Advisory and Investment Banking Agreement with WestPark Capital, Inc. (“WestPark”) (the “WestPark Advisory Agreement”). Pursuant to the WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $750,000 of the Company’s debt and/or equity securities (the “Securities”). The final closing of the Financing took place on February 15, 2017.

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

During the first quarter of 2017, 1,319,750 shares were issued to the placement agent as per the terms of the WestPark Advisory Agreement.

Note 11 - Subsequent Events

In March 2017, the Company entered into a second Financial Advisory and Investment Banking Agreement with WestPark under which WestPark will provide financial advisory services and will act as the Company’s exclusive placement agent and assist in a private offering of the Company’s securities of up to $300,000 (“Offering 4”). Subsequent to March 31, 2017, the Company sold 19.3 Units under Offering 4 for gross proceeds of $193,000. As additional consideration for entering in the private placement offering, the investors were granted a total of 2,833,000 shares of common stock and 1,608,334 warrants to purchase common stock. As part of the transaction, the Company incurred placement agent fees of $29,900. In addition, the placement agent was granted a total of 144,750 shares of common stock and 321,667 warrants to purchase common stock at an exercise price of $0.001. As of the date of this filing the shares have not been issued.

Subsequent to March 31, 2017, the Company issued 1,000,000 restricted common shares to a marketing consultant as per the terms of digital marketing advisory services agreement.

In April 2017, the Company entered into an agreement with a consulting firm to provide investor and public relations services. As compensation for the services, the Company shall pay the consultant $10,000 per month and issue: i) 1,000,000 5 year common stock purchase warrant with an exercise price of $0.06; ii) 1,000,000 5 year common stock purchase warrant with an exercise price of $0.12; and 1,000,000 5 year common stock purchase warrant with an exercise price of $0.18. The term of the agreement is for three months.

In April 2017, the Company granted an aggregate of 100,000 restricted common shares to a consultant as per the terms of a board advisory agreement. As of the date of the filing the shares have not been issued.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table sets forth the summary income statement for the three months ended March 31, 2017 and 2015:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Revenues	$–	$–
Operating Expenses	$(502,067)	$(357,781)
Other Expense	$(1,003,946)	$(18,171)
Net Loss	$(1,506,013)	$(375,952)

Revenues: From inception through March 31, 2017 the Company has generated minimal revenues.

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

Operating expenses increased by 40% during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The overall $144,286 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	A decrease of payroll and related expenses of $92,000 (excluding equity-based compensation - see below). due to the following: During the 4th quarter of 2015 the Company hired a Chief Accounting Officer (“CAO”), a project manager and a project manager assistant. In February 2016, the employment of the CAO was terminated and in April 2016, the Company’s Chief Operating Officer resigned. In addition, the project manager and project manager’s assistant were terminated in March 2016. The decrease was partially offset by the hiring of a new Chief Executive Officer (“CEO”) in March 2017.

•	An increase in director fees of $15,000 (excluding equity-based compensation - see below). In June 2016, the Company’s board approved the payment of quarterly fees to board members retroactive to the quarter ending December 31, 2015. In prior periods, board members were not compensated for board services.

•	A decrease of software maintenance expenses of $10,700. Software maintenance expenses consist of costs incurred to maintain our software, improve functionality and customer support.

•	An increase in equity-based compensation expense of $214,500. During the three months ended March 31, 2017, the Company recognized $88,000 of equity-based compensation as a result of equity-based award granted to consultants and $45,300 equity-based compensation issued to board members and $89,200 equity-based compensation issued to employees. During the three months ended March 31, 2016, the Company recognized $8,000 of equity-based compensation as a result of an equity-based award granted to a consultant.

•	An increase in professional fees of $34,300 (excluding equity-based compensation - see above). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations partially offset by a decrease in legal fees related to public filing requirements and litigation matters.

•	An increase in computer and internet expenses of $14,400 primarily due to an increase in usage and data collection. The Company leases servers on a monthly basis from a third party. Monthly server costs fluctuate based on usage and data collection.

•	A decrease in rent expense and overhead expenses of $22,000. The Company entered into a new lease agreement for its office facility during October 2015 and subsequently cancelled the lease in March 2016. The Company is not currently a party to any operating lease agreements.

Other income (expenses) - net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net increased by $(985,775) to $(1,003,946) during the three months ended March 31, 2017 as compared to other income (expenses) - net of $18,171 during the three months ended March 31, 2016. For the three months ended March 31, 2017 other income (expenses) consisted of $(2,133,455) in interest expense, a gain on change in fair value of derivative liabilities of $1,219,321, a loss on extinguishment of debt of $(52,312) and a loss on a loan receivable of $(37,500). For the three months ended March 31, 2016 other income (expenses) consisted of $(18,171) in interest expense.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2017 compared to December 31, 2016:

	March 31, 2017	December 31, 2016	Increase/ (Decrease)
Current Assets	$39,207	$102,891	$(63,684)
Current Liabilities	$2.112,852	$1,038,602	$1,074,250
Working Capital Deficit	$(2,073,645)	$(935,711)	$(1,137,934)

As of March 31, 2017, we had working capital deficit of $2,073,645 as compared to a working capital deficit of $935,711 as of December 31, 2016, an increase of $1,137,934. During the three months ended March 31, 2017 we received proceeds of $225,000 from the issuance of notes payable. The Company used the proceeds to fund operations during the current period. The increase in our working capital deficit is primarily attributable to our historic negative cash flow from operations resulting in our growing accounts payable, accrued liabilities and short-term debt.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the first quarter of 2017. We have been funded primarily by a combination of equity issuances and debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At March 31, 2017, we had cash of approximately $12,000. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product and to fund operations. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2017, a net loss and net cash used in operating activities for the three months ended and has generated only minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financing Transactions

In March 2017, the Company entered into a second Financial Advisory and Investment Banking Agreement with WestPark under which WestPark will provide financial advisory services and will act as the Company’s exclusive placement agent and assist in a private offering of the Company’s securities of up to $300,000 (“Offering 4”). Subsequent to March 31, 2017, the Company sold 19.3 Units under Offering 4 for gross proceeds of $193,000. As additional consideration for entering in the private placement offering, the investors were granted a total of 2,833,000 shares of common stock and 1,608,334 warrants to purchase common stock. As part of the transaction, the Company incurred placement agent fees of $29,900. In addition, the placement agent was granted a total of 144,750 shares of common stock and 321,667 warrants to purchase common stock at an exercise price of $0.001. As of the date of this filing the shares have not been issued.

Summary Cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Net cash used in operating activities	$(183,123)	$(98,880)
Net cash used in investing activities	(37,500)	–
Net cash provided by financing activities	$177,029	$97,582

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, changes in fair value of derivative liabilities, derivative expense, loss on extinguishment of debt, amortization of debt discount, and amortization of debt issuance costs during the three months ended March 31, 2017, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the three months ended March 31, 2016 to the three months ended March 31, 2017 due primarily to an increase in equity based compensation, loss on extinguishment of debt and changes in fair value of derivative liabilities, derivative expense, amortization of the debt discount and debt issuance costs recorded on the notes payable entered into during the current and previous two quarters. In addition, the net decrease in cash from changes in working capital activities from the three months ended March 31, 2016 to the three months ended March 31, 2017 primarily consisted of a decrease in the overall growth of accounts payable and accrued liabilities for the comparable periods.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes, related party loans and proceeds from the issuance of common stock and warrants of the Company.

Cash provided by financing activities increased from the three months ended March 31, 2016 to the three months ended March 31, 2017, primarily driven by an increase in proceeds from the issuance of promissory notes.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s equity instruments, convertible debt, derivative liabilities, stock-based compensation, and the valuation allowance relating to the Company’s deferred tax assets.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are an emerging growth company and are not required to provide the information under this item pursuant to Regulation S-K.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to the existence of certain material weaknesses identified in the “Risk Factors and Special Considerations” section in Form 10-K as filed by the Company with the SEC on April 17, 2017 and a material weakness related to the valuation of complex instruments identified during the current quarter.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A. Risk Factors

As an emerging company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of common stock in exchange for services

During the three months ended March 31, 2017, the Company issued an aggregate of 1,150,000 restricted common shares to a marketing consultant with a fair value of $90,000. The shares were valued based on the quoted closing trading price on the date of issuance.

Subsequent to March 31, 2017, the Company issued 1,000,000 restricted common shares to a marketing consultant as per the terms of digital marketing advisory services agreement.

During the three months ended March 31, 2017, the Company granted an aggregate of 819,750 restricted common shares to a placement agent with a fair value of $126,287. The shares were valued based on the quoted closing trading price on the date of issuance.

In April 2017, the Company granted an aggregate of 100,000 restricted common shares to a consultant as per the terms of a board advisory agreement.

Stock options issued for services

During the three months ended March 31, 2017, the Company granted its interim Chief Executive Officer an aggregate of 7,000,000 stock options with an exercise price of $0.11 for services rendered, having a total grant date fair value of approximately $409,000. 1,000,000 options vest immediately and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.25 and expire between in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.50 and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.75 and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $1.00 and expire in 2027. 1,000,000 of the options contain only service conditions and will be expensed on a straight-line basis over the service period of the agreement. The remaining options contain market conditions and are being expensed over the derived service period as computed by a Monte Carlo pricing model.

Stock warrants issued for services

During the three months ended March 31, 2017, the Company granted an aggregate of 375,001 warrants to a placement agent with a fair value of $64,760.

On April 10, 2017, the Company issued a consulting firm: i) 1,000,000 5 year common stock purchase warrant with an exercise price of $0.06; ii) 1,000,000 5 year common stock purchase warrant with an exercise price of $0.12; and 1,000,000 5 year common stock purchase warrant with an exercise price of $0.18.

Issuance in connection with extinguishment of related party convertible notes

During the three months ended March 31, 2017, the Company granted an aggregate of 218,750 restricted common shares to an investor related to the modification of the terms of an existing convertible note.

Issuance in connection with settlement of vendor liabilities

During the three months ended March 31, 2017, the Company granted an aggregate of 500,000 restricted common shares to a placement agent to settle a liability in the amount of $57,500. The shares were valued based on the quoted closing trading price on the vesting date.

Issuance in connection with convertible notes

During the three months ended March 31, 2017, the Company granted an aggregate of 4,478,334 restricted common shares and 1,875,003 warrants to investors as part of a private placement of the Company’s debt and equity securities.

Convertible Debt Issuances

During the three months ended March 31, 2017, the Company sold $225,000 of Units to investors (“Offering 3”). Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Notes”) and warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share during the four (4) year period commencing on February 15, 2017, the date of the final closing.

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

In March 2017, the Company entered into a second Financial Advisory and Investment Banking Agreement with WestPark under which WestPark will provide financial advisory services and will act as the Company’s exclusive placement agent and assist in a private offering of the Company’s securities of up to $300,000 (“Offering 4”). Subsequent to March 31, 2017, the Company sold 19.3 Units under Offering 4 for gross proceeds of $193,000. As additional consideration for entering in the private placement offering, the investors were granted a total of 2,833,000 shares of common stock and 1,608,334 warrants to purchase common stock. As part of the transaction, the Company incurred placement agent fees of $29,900. In addition, the placement agent was granted a total of 144,750 shares of common stock and 321,667 warrants to purchase common stock at an exercise price of $0.001. As of the date of this filing the shares have not been issued.

Item 3. Defaults upon Senior Securities

None.

ITEM 4. mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this report.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeerLogix, Inc. By: /s/ Ray Colwell Ray Colwell Chief Executive Officer By: /s/ William Gorfein William Gorfein Principal Financial Officer

Dated: May 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Ray Colwell	Chief Executive Officer	May 22, 2017
Ray Colwell	(Principal Executive Officer)

/S/ William Gorfein	Principal Financial Officer and Director	May 22, 2017
William Gorfein

/S/ Kevin Richardson	Chairman of the Board	May 22, 2017
Kevin Richardson

/S/ Timothy Askew	Director	May 22, 2017
Timothy Askew

