Form 10-Q
period 2017-06-30
PeerLogix, Inc.
filed 2017-10-03
CIK 1603494

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2017

Commission File Number: 333-194811

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of October 2, 2017 was 40,510,658 shares.

PEERLOGIX, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Peerlogix, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current Assets
Cash	$20,093	$56,022
Prepaid expenses and other current assets	42,598	46,869
Total Current Assets	62,691	102,891

Total Assets	$62,691	$102,891

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$387,696	$309,763
Accrued payroll and payroll related expenses	307,609	221,838
Accrued directors' fees	65,075	40,075
Other accrued liabilities	228,642	153,186
Demand loans payable	15,000	15,000
Notes payable	–	106,000
Convertible notes payable - related party	59,857	70,000
Convertible notes payable, net of debt discount of $359,415 and $512,014, respectively	874,635	88,486
Loans payable - officers	39,130	34,254
Derivative liability	1,113,800	–
Total Current Liabilities	3,091,444	1,038,602

Total Liabilities	3,091,444	1,038,602

Commitments and Contingencies

Stockholders Deficiency
Preferred stock par value $0.001: 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2017 and December 31, 2016	–	–
Common stock par value $0.001: 100,000,000 shares authorized; 40,510,658 and 26,860,825 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	40,511	26,861
Additional paid in capital	3,414,704	2,430,276
Accumulated deficit	(6,483,968)	(3,392,848)
Total Stockholders' Deficiency	(3,028,753)	(935,711)

Total Liabilities and Stockholders' Deficiency	$62,691	$102,891

See accompanying notes to the condensed consolidated financial statements

Peerlogix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$–	$–	$–	$–

Operating expenses
Compensation	118,061	26,049	260,339	171,418
Director fees	60,844	114,166	121,184	114,166
Professional fees	372,519	141,858	623,844	280,275
General and administrative	44,247	61,036	92,371	135,031
Operating expenses	595,671	343,109	1,097,738	700,890

Loss from operations	(595,671)	(343,109)	(1,097,738)	(700,890)

Other income (expense)
Interest expense	(718,366)	(65,709)	(2,851,821)	(83,880)
Change in fair value of derivative liabilities	(10,410)	–	1,208,911	–
Loss on loan receivable	–	–	(37,500)	–
Loss on extinguishment of debt	(260,660)	–	(312,972)	–

Other income (expense)	(989,436)	(65,709)	(1,993,382)	(83,880)

Net loss	$(1,585,107)	$(408,818)	$(3,091,120)	$(784,770)

Net loss per common share - basic and diluted	$(0.04)	$(0.02)	$(0.09)	$(0.03)

Weighted average common shares outstanding - basic and diluted	39,188,186	23,878,167	35,716,772	23,542,411

See accompanying notes to the condensed consolidated financial statements

Peerlogix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2017	June 30, 2016

Cash Flows From Operating Activities:
Net loss	$(3,091,120)	$(784,770)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	538,100	145,378
Amortization of debt discount	793,943	40,405
Accretion of original issue discount	–	29,401
Amortization of debt issuance costs	415,537	6,283
Interest expense - derivative liabilities	1,425,511	–
Change in fair value of derivative liabilities	(1,208,911)	–
Allowance for loan receivable losses	37,500	–
Loss on extinguishment of debt	312,972	–
Modification of investor warrants	37,329	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	30,199	15,470
Accounts payable	77,933	189,315
Accrued payroll and payroll related expenses	85,771	135,388
Accrued directors' fees	25,000	45,075
Other accrued liabilities	138,426	7,612
Net Cash Used In Operating Activities	(381,810)	(170,443)

Cash Flows From Investing Activities:
Loan to abandoned acquisition target	(37,500)	–
Net Cash Used In Investing Activities	(37,500)	–

Cash Flows From Financing Activities:
Cash overdraft	–	1,548
Proceeds from notes payable	–	105,000
Repayment of notes payable	(106,000)	–
Repayment of notes payable - related party	(32,018)	–
Proceeds from officer loans	11,156	–
Repayment of officer loans	(6,280)	15
Proceeds from convertible notes	633,550	70,000
Debt issuance costs	(117,027)	(7,418)
Net Cash Provided By Financing Activities	383,381	169,145

Net change in cash	(35,929)	(1,298)

Cash at beginning of period	56,022	1,298

Cash at end of period	$20,093	$–

Supplemental disclosures of cash flow information:
Interest paid	$15,670	$102
Income tax paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:

Original issue discount on notes payable	$–	$26,250
Original issue discount on convertible notes payable	$–	$17,500
Beneficial conversion feature - convertible debt	$–	$42,602
Debt discount paid in the form of common shares and warrants	$24,139	$31,260
Debt discount recorded on convertible debt accounted for as derivative liabilities	$756,953	$–
Repurchase of beneficial conversion feature due to reassessment of derivative liability	$172,036	$–
Reclassification of derivative liability to equity	$31,789	$–
Debt issuance cost paid in the form of common stock and warrants	$298,510	$–
Debt issuance cost accrued	$7,500	$–
Common stock issued in connection with settlement of liabilities	$57,500	$–

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016, and the statement of cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six ended June 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 17, 2017.

Note 2 – Going Concern and Management Liquidity Plans

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $3.1 million and net cash used in operations of approximately $382,000 for the six months ended June 30, 2017. In addition, the Company has notes payable in default (see Note 7). These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements.

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

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

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

Total shares issuable upon the exercise of warrants, exercise of stock options and conversion of convertible promissory notes for the six months ended June 30, 2017 and 2016 were as follows:

	June 30,
	2017	2016
Warrants	24,276,872	2,951,669
Stock options	19,300,000	1,950,000
Convertible promissory notes and accrued interest	27,162,332	1,750,000
Total	70,739,204	6,651,669

For the three and six months ended June 30, 2017, 3,087,274 warrants were included in basic and diluted loss per share as their exercise price was determined to be nominal.

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

The principal assumptions used in applying the Black-Scholes model were as follows:

For the Three and Six Months Ended
June 30, 2017
Assumptions:
Risk-free interest rate	0.52-1.24%
Expected life	0.02 – 1.11 years
Expected volatility	200% - 353%
Dividends	0.0%

At any given time, certain of the Company’s embedded conversion features on debt and outstanding warrants may be treated as derivative liabilities for accounting purposes under ASC 815-40 due to insufficient authorized shares to settle these outstanding contracts. Pursuant to SEC staff guidance that permits a sequencing approach based on the use of ASC 840-15-25 which provides guidance for contracts that permit partial net share settlement. The sequencing approach may be applied in one of two ways: contracts may be evaluated based on (1) earliest issuance date or (2) latest maturity date. Pursuant to the sequencing approach, the Company evaluates its contracts based upon the latest maturity date.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

June 30, 2017		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features	$1,113,800	$–	$–	$1,113,800	$1,113,800

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2017:

Fair Value Measurement Using Level 3 Inputs
Total

Balance, December 31, 2016	$–
Issuances, reassessments and settlements	2,354,500
Reclassification of derivative liability to equity	(31,789)
Change in fair value	(1,208,911)
Balance, June 30, 2017	$1,113,800

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

Recently Issued Accounting Guidance

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Compensation-Stock Compensation. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share” (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. For public business entities, the amendments in Part I of this update are effective for fiscal years, and years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

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

Note 5 – Notes Payable

During the six months ended June 30, 2017, the Company repaid $106,000 in principal along with outstanding accrued interest of $12,687 on a promissory note which was previously in default. The outstanding principal balance on the note at June 30, 2017 and December 31, 2016 was $0 and $106,000, respectively.

Note 6 – Convertible Notes Payable

a)	Unsecured Convertible Notes

During the six months ended June 30, 2017, the Company sold $225,000 of Units to investors (“Offering 3”). Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Offering 3 Notes”) and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share. The Offering 3 Notes are due six months after the issuance of each note, as amended.

Each of the Notes will be convertible at an initial price equal to $0.06 per share. In addition, during the two month period commencing on each issuance of the Offering 3 Notes, as amended, the Notes will contain a look-back provision pursuant to which the Notes will be convertible at the lower of $0.06 or the lowest volume weighted average price of the Company’s common stock (the “VWAP”) during any 10 day period during such two (2) month period, provided however, in the event that the VWAP during any such ten (10) day period is less than $0.06, then the reset conversion price of the Notes shall be no lower than $0.03. The Notes also contain a reset provision to the same price as any future offering in the next three (3) years in the event that the conversion or offering price of securities offered in such subsequent offering is less than the Conversion Price of the Notes in this Offering.

The conversion feature of the Offering 3 Notes issued during 2016 was accounted for in the previous year initially as equity. The Company concluded the conversion feature of the Notes did not qualify as a derivative because there was no market mechanism for net settlement and they were not readily convertible to cash.

The Company reassessed the conversion feature of the Offering 3 Notes issued during 2016 for derivative treatment during January of 2017 and concluded its shares were readily convertible to cash based on the current trading volume of the Company’s stock. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes and Binomial model at the reassessment date and the period end. The conversion feature, when reassessed, gave rise to a derivative liability of $1,526,300. In accordance with ASC 815, $129,434 was charged to paid in-capital due to the fact a beneficial conversion feature was recorded on the original issue date. In addition the Company recorded a debt discount to the Notes of $90,153 relating to the fair value of the conversion option. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

The conversion feature of new Notes issued during the six months ended June 30, 2017, gave rise to a derivative liability of $431,800. The gross proceeds from the sale of the Notes were recorded net of a discount of $219,200. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

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

During the six months ended June 30, 2017, the Company issued investors who invested in prior offerings 4,478,334 shares of common stock and reduced the exercise price of 520,750 warrants as per the terms above. The incentive shares were recorded as a debt discount on the date of issuance based on the relative fair value of the shares. Upon modification, it is required under ASC 480 to analyze the fair value of the instruments, before and after the modification, recognizing the increase as a charge to the statement of operations. The Company computed the fair value of the warrants directly preceding the modification and compared the fair value to that of the modified warrants with new terms. The Company recorded the increased value of the warrants of $27,606 to interest expense with an offsetting entry to additional paid in capital on the date of the modification.

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

As part of the transaction, the Company incurred placement agent fees based on the aggregate gross proceeds raised during the six months ended June 30, 2017, or $41,139, which were recorded as debt issuance costs. During the six months ended June 30, 2017, the Company issued the placement agent 819,750 common shares with a fair value of $126,287 and 375,001 warrants (See Note 11) with a fair value of $48,824 which were recorded as debt issuance costs. The placement agent warrants have an exercise price of $0.001 per share, have a seven (7) year term and vest immediately. Debt issuance costs in excess of the net face amount of the Notes, after subtracting the debt discount, was recorded directly to interest expense on the date of issuance.

Amendment

On June 30, 2017, the Company entered into an amendment to the Offering 3 Notes. The Offering 3 Notes were modified as follows:

•	The Offering 3 Notes are due six months after the issuance of each note;
•	The VWAP look back period commences on each issuance of the Offering 3 Notes;
•	Extended the term of certain Offering 3 Notes for an additional six month period.

 All remaining terms of the Offering 3 Notes remained the same.

As a result of the amendment certain Notes became due and the Company automatically extended the Notes for an additional six months as per the terms of the original Note agreements. As consideration for the note extensions, the Company issued certain noteholders 5,004,165 Extended Warrants with a fair value of $138,224.

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the Offering 3 Notes as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original Offering 3 Notes of $122,436. The Company recorded a loss on extinguishment of debt of $260,660 in the June 30, 2017 condensed consolidated statement of operations.

The outstanding principal balance on the Offering 3 Notes at June 30, 2017 and December 31, 2016 was $825,500 and $600,500.

b)	Unsecured Convertible Notes

During the six months ended June 30, 2017, the Company sold $408,550 of Units to investors (“Offering 4”). Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Offering 4 Notes”) and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Offering 4 Note is initially convertible, exercisable at a price of $0.10 per share. The Offering 4 Notes are due six months after the issuance of each note.

Each of the Offering 4 Notes will be convertible at an initial price equal to $0.06 per share. In addition, during the two month period commencing on each issuance of the Offering 4 Notes, the Offering 4 Notes will contain a look-back provision pursuant to which the Offering 4 Notes will be convertible at the lower of $0.06 or the lowest volume weighted average price of the Company’s common stock (the “VWAP”) during any 10 day period during such two (2) month period, provided however, in the event that the VWAP during any such ten (10) day period is less than $0.06, then the reset conversion price of the Offering 4 Notes shall be no lower than $0.03. The Offering 4 Notes also contain a reset provision to the same price as any future offering in the next three (3) years in the event that the conversion or offering price of securities offered in such subsequent offering is less than the Conversion Price of the Notes in Offering 4.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes and Binomial model at the issuance date and the period end. The conversion feature of the Offering 4 Notes issued during the six months ended June 30, 2017, gave rise to a derivative liability of $396,400. The gross proceeds from the sale of the Offering 4 Notes were recorded net of a discount of $377,600. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

In addition, to the extent that any investor that acquires Units in Offering 4 had previously acquired securities issued by the Company or its subsidiary in one of the two prior private offerings placed by the Placement Agent, which collectively raised gross proceeds of $1,510,000, the Company has agreed to provide additional consideration to each such Existing Investor as follows: (i) if the Existing Investor acquires Units in this Offering in an amount equal to fifty percent (50%) or greater than the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive (a) an additional 7.33 shares, as amended, (if the investor invested in the first Prior offering) or 9 shares, as amended, of the Company’s common stock (if the investor invested in the second Prior Offering) (each “Incentive Shares”); and (b) the exercise price of each of the warrants purchased by the Existing Investor will be reduced from $0.60 per share (if the investor invested in the first Prior Offering) or $0.72 per share (if the investor invested in the second Prior Offering) to $0.10 per share; and (ii) if the Existing Investor acquires Units in Offering 4 in an amount equal to less than fifty percent (50%) of the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive a pro-rata number of Incentive Shares and Incentive Warrant Price Reduction on only a pro-rata portion of the warrants acquired by the Existing Investor in the Prior Offering.

During the six months ended June 30, 2017, the Company issued investors who invested in prior offerings 3,733,000 shares of common stock and reduced the exercise price of 433,333 warrants as per the terms above. The incentive shares were recorded as a debt discount on the date of issuance based on the relative fair value of the shares. Upon modification, it is required under ASC 480 to analyze the fair value of the instruments, before and after the modification, recognizing the increase as a charge to the statement of operations. The Company computed the fair value of the warrants directly preceding the modification and compared the fair value to that of the modified warrants with new terms. The Company recorded the increased value of the warrants of $9,723 to interest expense with an offsetting entry to additional paid in capital on the date of the modification.

The Company will have the ability to extend the Notes for an additional six (6) months (the “Offering 4 Extended Term”) and if so extended shall be referred to herein as the “Offering 4 Extended Notes”. The Extended 4 Notes, upon maturity, will pay interest at a six (6) month rate of 18% (36% annualized) at the termination of the Offering 4 Extended Term. The Offering 4 Extended Notes, to the extent extended pursuant to their terms for the Offering 4 Extended Term, will carry an additional 50% warrant coverage (e.g. such warrant to be exercisable for an additional 50% of the number of shares into which the Offering 4 Extended Note is initially convertible (the “Offering 4 Extended Warrants”). The Offering 4 Extended Warrants shall be exercisable at a price equal to $0.10. The Offering 4 Extended Warrants will expire four (4) years from the Offering 4 Extended Term and shall contain customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and the shares underlying the Offering 4 Extended Warrants will contain registration rights.

The Company recorded an $18,689 debt discount relating to 3,733,000 shares of common stock and 3,404,588 warrants issued to investors based on the relative fair value of each equity instrument after reducing Offering 4 Note proceeds by the fair value of the derivative liability on the dates of issuance. The debt discount is being accreted over the life of the Offering 4 Notes to interest expense. Debt discount in excess of the face of the Offering 4 Notes was recorded directly to interest expense on the date of issuance.

As part of the transaction, the Company incurred placement agent fees based on the aggregate gross proceeds raised during the six months ended June 30, 2017, or $79,389, which were recorded as debt issuance costs. During the six months ended June 30, 2017, the Company issued the placement agent 1,661,438 warrants (See Note 10) with a fair value of $123,398 which were recorded as debt issuance costs. The placement agent warrants have an exercise price of $0.001 per share, have a seven (7) year term and vest immediately. Debt issuance costs in excess of the net face amount of the Notes, after subtracting the debt discount, was recorded directly to interest expense on the date of issuance.

The outstanding principal balance on the Offering 4 Notes at June 30, 2017 was $408,550.

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

The Company reassessed the conversion feature of the Notes for derivative treatment during January of 2017 and concluded its shares were readily convertible to cash based on the current trading volume of the Company’s stock. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a black scholes model at the reassessment date and the period end. The conversion feature, when reassessed, gave rise to a derivative liability of $154,100. In accordance with ASC 815, $42,602 was charged to paid-in-capital due to the fact a beneficial conversion feature was recorded on the original issue date. In addition the Company recorded a debt discount to the Notes of $70,000 relating to the fair value of the conversion option. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

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

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to SPA as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original Debentures of $17,312. The Company recorded a loss on extinguishment of debt of $52,312 on the amendment date.

During the six months ended June 30, 2017, the Company repaid $32,018 in principal and $2,982 in accrued interest on certain convertible notes to related parties. Upon repayment derivative liabilities in the amount of $31,789 were reclassified to equity. The outstanding principal balance on the Debentures at June 30, 2017 and December 31, 2016 was $59,857 and $70,000, respectively.

Note 8 – Loans Payable – Officers

During the current and prior periods, one of the Company’s officers made non-interest bearing loans to the Company in the form of cash and payments to vendors on behalf of the Company. The loans are due on demand and unsecured. As of June 30, 2017 and December 31, 2016, the Company is reflecting a liability of $39,130, and $34,254, respectively. The Company did not impute interest on the loan as it was deemed to be de minimis to the condensed consolidated financial statements.

Note 9 – Stockholders’ Deficit

Common stock issued for services

During the six months ended June 30, 2017, the Company issued an aggregate of 3,150,000 restricted common shares to a consultant with a fair value of $216,650. These shares vested immediately on the date of issuance. The Company has recorded $216,650 in stock-based compensation expense for the six months ended June 30, 2017, which is a component of professional fees in the condensed consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the six months ended June 30, 2017, the Company granted an aggregate of 819,750 restricted common shares to a placement agent with a fair value of $126,287. (See Note 6). The shares were granted as compensation to the placement agent for Units sold in Offering 3 during the six months ended June 30, 2017. The shares were valued based on the quoted closing trading price on the date of issuance.

During the six months ended June 30, 2017, the Company issued an aggregate of 650,000 restricted common shares to a consultant with a fair value of $40,780. These shares vested immediately on the date of issuance. The Company has recorded $15,545 in prepaid expenses and $25,235 in stock-based compensation expense for the six months ended June 30, 2017, which is a component of professional fees in the condensed consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the six months ended June 30, 2017, the Company issued an aggregate of 100,000 restricted common shares to a consultant with a fair value of $6,000. These shares vested immediately on the date of issuance. The Company has recorded $6,000 in stock-based compensation expense for the six months ended June 30, 2017, which is a component of professional fees in the condensed consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

Common stock issued with convertible notes

During the six months ended June 30, 2017, the Company granted an aggregate of 8,211,333 restricted common shares to investors as part of a private placement of the Company’s debt and equity securities. (See Note 6).

Common stock issued in connection with extinguishment of related party convertible notes

During the six months ended June 30, 2017, the Company granted an aggregate of 218,750 restricted common shares to an investor related to the modification of the terms of an existing convertible note. (See Note 7).

Common stock issued in connection with settlement of vendor liabilities

During the six months ended June 30, 2017, the Company granted an aggregate of 500,000 restricted common shares to a placement agent to settle a liability in the amount of $57,500. The shares were valued based on the quoted closing trading price on the vesting date.

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

Shares issued under the 2016 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2016 Plan. In addition, the number of shares of common stock subject to the 2016 Plan, any number of shares subject to any numerical limit in the 2016 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction. As of June 30, 2017, no shares remain available for future issuance under the 2016 Plan.

Stock options issued for services

During the six months ended June 30, 2017, the Company granted its interim Chief Executive Officer an aggregate of 7,000,000 stock options with an exercise price of $0.11 for services rendered, having a total grant date fair value of approximately $409,000. 1,000,000 options vest immediately and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.25 and expire between in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.50 and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.75 and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $1.00 and expire in 2027. 1,000,000 of the options contain only service conditions and will be expensed on a straight-line basis over the service period of the agreement. The remaining options contain market conditions and are being expensed over the derived service period as computed by a Monte Carlo pricing model.

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

For the Three and Six Months Ended June 30, 2017
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

The following is a summary of the Company’s stock option activity during the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2017	12,300,000	$0.11	5.64
Granted	7,000,000	0.11	10.00
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding – June 30, 2017	19,300,000	$0.11	6.79
Exercisable – June 30, 2017	3,400,000	$0.10	7.75

At June 30, 2017, the aggregate intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $67,347 and $69,878, for the three months ended June 30, 2017 and 2016, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $190,201 and $69,878, for the six months ended June 30, 2017 and 2016, respectively.

The Company used the Black-Scholes model to determine the fair value of warrants granted during the six months ended June 30, 2017. In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

For the Three and Six Months Ended June 30, 2017
Risk free interest rate	1.46 – 2.14%
Dividend yield	0.00%
Expected volatility	65.32 - 78.85%
Contractual term	3.1 - 5
Forfeiture rate	0.00%

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2016	8,956,677	$0.20	3.65
Granted	15,320,195	0.09	4.26
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding and Exercisable – June 30, 2017	24,276,872	$0.12	3.62

At June 30, 2017, the aggregate intrinsic value of warrants outstanding and exercisable was $181,699.

The following is additional information with respect to the Company's warrants as of June 30, 2017:

Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Currently Exercisable
3,037,274	$0.001	6.76	3,037,274
50,000	$0.01	2.72	50,000
1,000,000	$0.06	4.85	1,000,000
16,996,263	$0.10	3.62	16,996,263
1,000,000	$0.12	4.85	1,000,000
1,000,000	$0.18	4.85	1,000,000
418,333	$0.60	2.90	418,333
775,002	$0.72	3.17	775,002
24,276,872			24,276,872

Note 10 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are deemed material to the condensed consolidated financial statements as of June 30, 2017 and December 31, 2016.

On January 31, 2017, the Company entered into a mutual general release and settlement agreement (the "Settlement Agreement") with Microcap Headlines, Inc. (“Microcap”) to settle a judgment against the Company in the sum of $17,042 entered pursuant to a lawsuit filed by Microcap against the Company (the "Action") in the New York County, New York, Superior Court (Index No. 653105/2016). In the Action, the plaintiff alleged that the Company owed the plaintiff past due amounts for investor relations services provided to the Company. Pursuant to the Settlement Agreement, the Company agreed to pay Microcap $14,700 upon execution of the Settlement Agreement. The Settlement Agreement also contains a general release by Microcap of the Company relating to the Action, such release however is predicated on the Company making payments pursuant to the Settlement Agreement. Pursuant to the Settlement Agreement, after receipt of the full $14,700 by Microcap, the Company and Microcap shall execute a written stipulation to set aside the default and judgment against the Company and dismiss the Action with prejudice. As of December 31, 2016, the Company had accrued a liability of $17,042 related to the Settlement Agreement which has been included in other accrued liabilities at December 31, 2016 in the accompanying condensed consolidated Balance Sheet. On February 2, 2017, the Company paid the settlement in full.

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

Payroll Tax Liabilities

As of June 30, 2017, and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns with respect to penalties and interest are estimated to be $9,715 and $10,493 as of June 30, 2017 and December 31, 2016, respectively which have been included in other accrued liabilities at June 30, 2017 and December 31, 2016 in the accompanying condensed consolidated Balance Sheets.

Placement Agent and Finders Agreements

a)	In April 2016, the Company entered into a Financial Advisory and Investment Banking Agreement with WestPark Capital, Inc. (“WestPark”) (the “WestPark Advisory Agreement”). Pursuant to the WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of up to $750,000 of the Company’s debt and/or equity securities (the “Securities”). The final closing of the Financing took place on February 15, 2017.

The Company upon closing of the Financing will pay consideration to WestPark, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing from the sale of Securities placed by WestPark and warrants in the amount of 10% of the aggregate gross proceeds. The Company will also pay all WestPark legal fees and expenses as well as a 3% non-accountable expense allowance of the aggregate gross proceeds raised in the Financing. The Placement Agent Warrants will have: (a) a nominal exercise price of $0.001 per share, (b) a seven year term, and (c) a cashless exercise provision. The shares underlying the Placement Agent Warrants will have standard piggyback registration rights.

During the first quarter of 2017, 1,319,750 shares were issued to the placement agent as per the terms of the WestPark Advisory Agreement.

b)	In March 2017, the Company entered into a second Financial Advisory and Investment Banking Agreement with WestPark (the “Offering 4 WestPark Advisory Agreement”). Pursuant to the Offering 4 WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Offering 4 Financing”) of up to $400,000, as amended, of the Company’s debt and/or equity securities (the “Offering 4 Securities”). The final closing of the Offering 4 Financing took place on July 21, 2017.

The Company upon closing of the Offering 4 Financing will pay consideration to WestPark, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Offering 4 Financing from the sale of Securities placed by WestPark and warrants in the amount of 10% of the aggregate gross proceeds. In addition, the Company will issue 85,000 warrants for every $50,000 raised in the Offering 4 Financing on a pro-rata basis. The Company will also pay all WestPark legal fees and expenses as well as a 3% non-accountable expense allowance of the aggregate gross proceeds raised in the Offering 4 Financing. The Placement Agent Warrants will have: (a) a nominal exercise price of $0.001 per share, (b) a seven year term, and (c) a cashless exercise provision. The shares underlying the Placement Agent Warrants will have standard piggyback registration rights.

During the second quarter of 2017, 1,661,438 warrants were issued to the placement agent as per the terms of the Offering 4 WestPark Advisory Agreement.

Note 11 - Subsequent Events

Subsequent to June 30, 2017, the Company sold 3.1 Units under Offering 4 for gross proceeds of $31,000. As additional consideration for entering in the private placement offering, the investors were granted a total of 258,334 warrants to purchase common stock. As part of the transaction, the Company incurred placement agent fees of $6,542. In addition, the placement agent was granted a total of 126,067 warrants to purchase common stock at an exercise price of $0.001.

In August 2017, the Company entered into a third Financial Advisory and Investment Banking Agreement with WestPark under which WestPark will provide financial advisory services and will act as the Company’s exclusive placement agent and assist in a private offering of the Company’s securities of up to $200,000 (“Offering 5”). Subsequent to June 30, 2017, the Company sold 13.85 Units under Offering 5 for gross proceeds of $138,000. As additional consideration for entering in the private placement offering, the investors were granted a total of 1,150,001 warrants to purchase common stock. As part of the transaction, the Company incurred placement agent fees of $29,034. In addition, the placement agent was granted a total of 561,200 warrants to purchase common stock at an exercise price of $0.001.

In August 2017, the Company entered into an agreement with a consulting firm to provide investor and public relations services. As compensation for the services, the Company shall pay the consultant $30,000 and issue 750,000 restricted common shares. The term of the agreement is for three months. As of the date of this filing, the shares have not been issued.

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following table sets forth the summary income statement for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended
	June 30, 2017	June 30, 2016
Revenues	$–	$–
Operating Expenses	$(595,671)	$(343,109)
Other income (expenses)	$(989,436)	$(65,709)
Net Loss	$(1,585,107)	$(408,818)

Revenues: From inception through June 30, 2017 the Company has generated minimal revenues.

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

Operating expenses increased by 74% during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The overall $252,562 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	A decrease of payroll and related expenses of $92,000 (excluding equity-based compensation - see below) due to the following: During the 4th quarter of 2015 the Company hired a Chief Accounting Officer (“CAO”), a project manager and a project manager assistant. In February 2016, the employment of the CAO was terminated and in April 2016, the Company’s Chief Operating Officer resigned. In addition, the project manager and project manager’s assistant were terminated in March 2016. The decrease was partially offset by the hiring of a new Chief Executive Officer (“CEO”) in March 2017.

•	A decrease in director fees of $30,000 (excluding equity-based compensation - see below). In June 2016, the Company’s board approved the payment of quarterly fees to board members retroactive to the quarter ending December 31, 2015. In prior periods, board members were not compensated for board services.

•	A decrease of software maintenance expenses of $20,000. Software maintenance expenses consist of costs incurred to maintain our software, improve functionality and customer support.

•	An increase in equity-based compensation expense of $178,000. During the three months ended June 30, 2017, the Company recognized $264,000 of equity-based compensation as a result of equity-based award granted to consultants, $45,800 equity-based compensation issued to board members and $5,500 equity-based compensation issued to employees. During the three months ended June 30, 2016, the Company recognized $68,000 of equity-based compensation as a result of equity-based award granted to consultants and $69,000 equity-based compensation issued to board members.

•	An increase in professional fees of $34,700 (excluding equity-based compensation - see above). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations partially offset by a decrease in legal fees related to public filing requirements and litigation matters.

•	A decrease in computer and internet expenses of $4,000 primarily due to a decrease in usage and data collection. The Company leases servers on a monthly basis from a third party. Monthly server costs fluctuate based on usage and data collection.

Other income (expenses) - net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net increased by $(923,727) to $(989,436) during the three months ended June 30, 2017 as compared to other income (expenses) - net of $(65,709) during the three months ended June 30, 2016. For the three months ended June 30, 2017 other income (expenses) consisted of $(718,366) in interest expense, a loss on change in fair value of derivative liabilities of $10,410 and a loss on extinguishment of debt of $(260,660). For the three months ended June 30, 2016 other income (expenses) consisted of $(65,709) in interest expense.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following table sets forth the summary income statement for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Revenues	$–	$–
Operating Expenses	$(1,097,738)	$(700,890)
Other income (expenses)	$(1,993,382)	$(83,880)
Net Loss	$(3,091,120)	$(784,770)

Revenues: From inception through June 30, 2017 the Company has generated minimal revenues.

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

Operating expenses increased by 57% during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The overall $396,848 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	A decrease of payroll and related expenses of $6,400 (excluding equity-based compensation - see below) due to the following: During the 4th quarter of 2015 the Company hired a Chief Accounting Officer (“CAO”), a project manager and a project manager assistant. In February 2016, the employment of the CAO was terminated and in April 2016, the Company’s Chief Operating Officer resigned. In addition, the project manager and project manager’s assistant were terminated in March 2016. The decrease was partially offset by the hiring of a new Chief Executive Officer (“CEO”) in March 2017.

•	A decrease in director fees of $15,000 (excluding equity-based compensation - see below). In June 2016, the Company’s board approved the payment of quarterly fees to board members retroactive to the quarter ending December 31, 2015. In prior periods, board members were not compensated for board services.

•	A decrease of software maintenance expenses of $30,800. Software maintenance expenses consist of costs incurred to maintain our software, improve functionality and customer support.

•	An increase in equity-based compensation expense of $392,700. During the six months ended June 30, 2017, the Company recognized $352,200 of equity-based compensation as a result of equity-based award granted to consultants, $91,200 equity-based compensation issued to board members and $94,700 equity-based compensation issued to employees. During the six months ended June 30, 2016, the Company recognized $76,300 of equity-based compensation as a result of equity-based award granted to consultants and $69,100 equity-based compensation issued to board members

•	An increase in professional fees of $67,600 (excluding equity-based compensation - see above). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations partially offset by a decrease in legal fees related to public filing requirements and litigation matters.

•	An increase in computer and internet expenses of $10,400 primarily due to an increase in usage and data collection. The Company leases servers on a monthly basis from a third party. Monthly server costs fluctuate based on usage and data collection.

•	A decrease in rent expense and overhead expenses of $20,200. The Company entered into a new lease agreement for its office facility during October 2015 and subsequently cancelled the lease in March 2016. The Company is not currently a party to any operating lease agreements.

Other income (expenses) - net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, derivative expense, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory note and warrant issuances.

Other income (expenses) - net increased by $(2,851,821) to $(2,767,941) during the six months ended June 30, 2017 as compared to other income (expenses) - net of $(83,880) during the six months ended June 30, 2016. For the six months ended June 30, 2017 other income (expenses) consisted of $(2,851,821) in interest expense, a gain on change in fair value of derivative liabilities of $1,208,91, a loss on extinguishment of debt of $(312,972) and a loss on a loan receivable of $(37,500). For the six months ended June 30, 2016 other income (expenses) consisted of $(83,880) in interest expense.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2017 compared to December 31, 2016:

	June 30, 2017	December 31, 2016	Increase/ (Decrease)
Current Assets	$62,691	$102,891	$(40,200)
Current Liabilities	$3,091,444	$1,038,602	$2,052,842
Working Capital Deficit	$(3,028,753)	$(935,711)	$(2,093,042)

As of June 30, 2017, we had working capital deficit of $3,028,753 as compared to a working capital deficit of $935,711 as of December 31, 2016, an increase of $2,093,042. During the six months ended June 30, 2017 we received proceeds of $633,550 from the issuance of convertible notes payable. The Company used the proceeds to fund operations during the current period and to repay certain outstanding liabilities. The increase in our working capital deficit is primarily attributable to our historic negative cash flow from operations resulting in our growing accounts payable, accrued liabilities and short-term debt.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the second quarter of 2017. We have been funded primarily by a combination of equity issuances and debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At June 30, 2017, we had cash of approximately $20,000. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product and to fund operations. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2017, a net loss and net cash used in operating activities for the six months ended and has generated only minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financing Transactions

In March 2017, the Company entered into a second Financial Advisory and Investment Banking Agreement with WestPark under which WestPark will provide financial advisory services and will act as the Company’s exclusive placement agent and assist in a private offering of the Company’s securities of up to $400,000 (“Offering 4”), as amended. During the six months ended June 30, 2017, the Company sold 40.8 Units under Offering 4 for gross proceeds of $408,550. As additional consideration for entering in the private placement offering, the investors were granted a total of 3,733,000 shares of common stock and 3,404,588 warrants to purchase common stock. As part of the transaction, the Company incurred placement agent fees of $79,389. In addition, the placement agent was granted a total of 1,661,438 warrants to purchase common stock at an exercise price of $0.001.

Summary Cash flows for the Six Months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017	June 30, 2016
Net cash used in operating activities	$(381,810)	$(170,443)
Net cash used in investing activities	$(37,500)	$–
Net cash provided by financing activities	$383,381	$169,145

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for software maintenance, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, changes in fair value of derivative liabilities, derivative expense, loss on extinguishment of debt, amortization of debt discount, and amortization of debt issuance costs during the six months ended June 30, 2017, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the six months ended June 30, 2016 to the six months ended June 30, 2017 due primarily to an increase in equity based compensation, loss on extinguishment of debt and changes in fair value of derivative liabilities, derivative expense, amortization of the debt discount and debt issuance costs recorded on the notes payable entered into during the current and previous two quarters. In addition, the net decrease in cash from changes in working capital activities from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily consisted of a decrease in the overall growth of accounts payable and accrued liabilities for the comparable periods.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes, related party loans and proceeds from the issuance of common stock and warrants of the Company.

Cash provided by financing activities increased from the six months ended June 30, 2016 to the six months ended June 30, 2017, primarily driven by an increase in proceeds from the issuance of promissory notes.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to the existence of certain material weaknesses identified in the “Risk Factors and Special Considerations” section in Form 10-K as filed by the Company with the SEC on April 17, 2017, a material weakness related to the valuation of complex instruments identified during the prior quarter and a lack of timely filing during the current quarter.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A. Risk Factors

As an emerging company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of common stock in exchange for services

During the three months ended June 30, 2017, the Company issued an aggregate of 650,000 restricted common shares to a marketing consultant with a fair value of $40,780. The shares were valued based on the quoted closing trading price on the date of issuance.

 During the three months ended June 30, 2017, the Company issued an aggregate of 1,000,000 restricted common shares to a marketing consultant with a fair value of $69,800. The shares were valued based on the quoted closing trading price on the date of issuance.

Stock warrants issued for services

During the three months ended June 30, 2017, the Company granted an aggregate of 1,661,438 warrants to a placement agent with a fair value of $123,398.

Stock warrants issued for note extension

 During the three months ended June 30, 2017, the Company granted an aggregate of 5,004,165 warrants to investors related to the modification of the terms of an existing convertible note.

Issuance in connection with convertible notes

During the three months ended June 30, 2017, the Company granted an aggregate of 3,733,000 restricted common shares and 3,404,588 warrants to investors as part of a private placement of the Company’s debt and equity securities.

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

Dated: October 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Ray Colwell	Chief Executive Officer and Director	October 3, 2017
Ray Colwell	(Principal Executive Officer)

/S/ William Gorfein	Principal Financial Officer and Director	October 3, 2017
William Gorfein

/S/ Kevin Richardson	Chairman of the Board	October 3, 2017
Kevin Richardson

