Form 10-Q
period 2017-09-30
PeerLogix, Inc.
filed 2017-12-04
CIK 1603494

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 29, 2017, was 44,427,368 shares.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 .

PEERLOGIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$6,487	$56,022
Prepaid expenses and other current assets	26,632	46,869
Total current assets	33,119	102,891

Total assets	$33,119	$102,891

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$430,740	$309,763
Accrued payroll and payroll related expenses	351,430	221,838
Accrued directors' fees	80,075	40,075
Other accrued liabilities	349,545	153,186
Demand loans payable	15,000	15,000
Notes payable	–	106,000
Convertible notes payable-related party	41,857	70,000
Convertible notes payable-net of debt discount of $261,975 and $512,014, respectively	1,144,075	88,486
Loans payable-officers	32,426	34,254
Derivative liability	2,301,117	–
Total current liabilities	4,746,265	1,038,602

Total liabilities	4,746,265	1,038,602

Commitments and contingencies

Stockholders 'deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	–	–
Common stock, par value $0.001; 100,000,000 shares authorized; 40,510,658 and 26,860,825 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	40,511	26,861
Additional paid in capital	3,804,925	2,430,276
Accumulated deficit	(8,558,582)	(3,392,848)
Total stockholders' deficit	(4,713,146)	(935,711)

Total liabilities and stockholders' deficit	$33,119	$102,891

See the accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$–	$–	$–	$–

Operating expenses:
General and administrative	313,439	170,505	1,411,177	871,395
Total operating expenses	313,439	170,505	1,411,177	871,395

Loss from operations	(313,439)	(170,505)	(1,411,177)	(871,395)

Other income (expense):
Interest expense	(443,991)	(195,376)	(3,295,812)	(279,256)
Change in fair value of derivative liabilities	(1,016,550)	–	192,361	–
Loss on loan receivable	–	–	(37,500)	–
Loss on extinguishment of debt	(300,634)	–	(613,606)	–
Total other income (expense)	(1,761,175)	(195,376)	(3,754,557)	(279,256)

Net Loss	$(2,074,614)	$(365,881)	$(5,165,734)	$(1,150,651)

Net loss per common share-basic and diluted	$(0.05)	$(0.02)	$(0.13)	$(0.05)

Weighted average common shares outstanding-basic and diluted	43,680,599	24,209,278	39,429,659	23,766,323

See accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	26,860,825	$26,861	$2,430,276	$(3,392,848)	$(935,711)
Common stock issued in connection with convertible notes payable	8,211,333	8,211	(2,239)	–	5,972
Common stock issued in modification of convertible notes payable, related party	218,750	219	12,906	–	13,125
Common stock issued in settlement of payables	500,000	500	57,000	–	57,500
Common stock issued for services	4,719,750	4,720	388,147	–	392,867
Fair value of warrants issued in connection with notes payable	–	–	18,167	–	18,167
Warrants issued in connection with extinguishment of convertible notes payable	–	–	438,858	–	438,858
Reclassify beneficial conversion feature to derivative liability	–	–	(172,036)	–	(172,036)
Reclassify derivative liability to equity upon payoff of convertible notes payable	–	–	48,093	–	48,093
Modification of investor warrants	–	–	37,329	–	37,329
Stock based compensation	–	–	548,424		548,424
Net loss	–	–	–	(5,165,734)	(5,165,734)
Balance, September 30, 2017 (unaudited)	40,510,658	$40,511	$3,804,925	$(8,558,582)	$(4,713,146)

See accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,165,734)	$(1,150,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	649,787	193,320
Amortization of debt discounts	1,478,920	229,616
Non cash interest	1,479,159	–
Change in fair value of derivative liabilities	(192,361)	–
Loss on loan receivable	37,500
Loss on extinguishment of debt	613,606
Expenses paid by officer on behalf of Company	–	31,521
Modification of investor warrants	37,329	29,231
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,761	19,335
Accounts payable	120,977	204,506
Accrued payroll and payroll related expenses	129,592	164,874
Accrued director fees	40,000	60,075
Other accrued liabilities	259,329	22,479
Net cash used in operating activities	(504,135)	(195,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to abandoned acquisition target	(37,500)	–
Net cash used in investing activities	(37,500)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	–	2,000
Proceeds from convertible notes	649,946	161,391
Proceeds from convertible notes-related party	–	70,000
Proceeds from officer loans	11,156	3,515
Proceeds from notes payable	–	130,000
Repayments of notes payable	(106,000)	–
Repayments of notes payable-related party	(50,018)	–
Repayments of officer loans	(12,984)	(22,400)
Net cash provided by financing activities	492,100	344,506

Net change in cash	(49,535)	148,812

Cash-beginning of period	56,022	1,298
Cash-end of period	$6,487	$150,110

Supplemental disclosures of cash flow information:
Interest paid	$15,670	$102
Income taxes paid	$–	$–

Supplemental disclosure on non-cash investing and financing activities:
Debt discount paid in form of common shares and warrants	$324,773	$163,309
Debt discount recorded on convertible debt accounted for as derivative liabilities	$944,024	$–
Repurchase of beneficial conversion feature due to reassessment of derivative liability	$172,036	$–
Reclassification of derivative liability to equity	$48,093	$–
Debt issuance cost paid in form of common stock and warrants	$298,510	$67,524
Debt issuance cost accrued	$45,077	$22,071
Common stock issued in connection with settlement of liabilities	$57,500	$–
Original issue discount on notes payable	$–	$26,250
Original issue discount on convertible notes payable-related party	$–	$17,500
Beneficial conversion feature-convertible note	$–	$120,554
Conversion of promissory note to convertible note	$–	$25,000

See accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Peerlogix, Inc. (“Peerlogix” or the “Company”) was incorporated in Nevada on February 14, 2014. The Company is an advertising technology and data aggregation company. The Company provides software as a service (SAAS) platform, which enables the tracking and cataloguing of over-the-top viewership and listenership in order to determine consumer trends and preferences based upon media consumption. Its platform collects over-the-top data, including Internet Protocol (IP) addresses of the streaming and downloading parties (location), the name, media type and genre of media watched, listened or downloaded, and utilizes licensed and publicly available demographic and other databases to further filter the collected data to provide insights into consumer preferences to digital advertising firms, product and media companies, entertainment studios and others.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016, and the statement of cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine ended September 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 17, 2017.

NOTE 2 – GOING CONCERN AND MANGAGEMENT’S LIQUIDITY PLANS

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $5.2 million and net cash used in operations of approximately $504,000 for the nine months ended September 30, 2017. In addition, the Company has notes payable in default (see Note 7). These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements.

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

Total shares issuable upon the exercise of warrants, exercise of stock options and conversion of convertible promissory notes for the nine months ended September 30, 2017 and 2016 were as follows:

	September 30,
	2017	2016
Warrants	29,417,871	5,051,670
Stock options	19,300,000	12,300,000
Convertible promissory notes and accrued interest	32,356,837	5,250,000
Total	81,074,708	22,601,670

For the three and nine months ended September 30, 2017, 3,169,941 warrants were included in basic and diluted loss per share as their exercise price was determined to be nominal.

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

The principal assumptions used in applying the Black-Scholes model were as follows:

For the Three and Nine Months Ended
September 30, 2017
Assumptions:
Risk-free interest rate	0.52 - 1.24%
Expected life	0.02 - 4.00 years
Expected volatility	200% - 353%
Dividends	0.0%

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

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the warrant liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer determines its valuation policies and procedures.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer.

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

September 30, 2017		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features	$2,301,117	$–	$–	$2,301,117	$2,301,117

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017:

Fair Value Measurement Using Level 3 Inputs
Total

Balance, December 31, 2016	$–
Issuances, reassessments and settlements	2,541,571
Reclassification of derivative liability to equity	(48,093)
Change in fair value	(192,361)
Balance, September 30, 2017	$2,301,117

Changes in the unobservable input values could potentially cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable inputs used in the fair value measurements are the expected volatility assumption. A significant increase (decrease) in the expected volatility assumption could potentially result in a higher (lower) fair value measurement.

Recently Adopted Accounting Guidance

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (Topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted the provisions of ASU 2016-06 on January 1, 2017. The adoption of ASU 2016-06 did not materially impact its condensed consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (Topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-09 did not materially impact the Company’s condensed consolidated financial position, results of operations or cash flows.

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

There were no other new accounting pronouncements that were issued or became effective since the issuance of the Company’s 2016 Annual Report on Form 10-K that had, or are expected to have, a material impact on its condensed consolidated financial position, results of operations or cash flows.

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

NOTE 5 – NOTES PAYABLE

During the nine months ended September 30, 2017, the Company repaid $106,000 in principal along with outstanding accrued interest of $12,687 on a promissory note which was previously in default. The outstanding principal balance on the note at September 30, 2017 and December 31, 2016 was $0 and $106,000, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Unsecured Convertible Notes

a) Offering 3

During the nine months ended September 30, 2017, the Company sold $225,000 of Units to investors (“Offering 3”). Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Offering 3 Notes”) and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share. The Offering 3 Notes are due six months after the issuance of each note, as amended.

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

The Company reassessed the conversion feature of the Offering 3 Notes issued during 2016 for derivative treatment during January 2017 and concluded its shares were readily convertible to cash based on the current trading volume of the Company’s stock. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment.

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

The conversion feature of new Notes issued during the nine months ended September 30, 2017, gave rise to a derivative liability of $431,800. The gross proceeds from the sale of the Notes were recorded net of a discount of $219,200. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

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

During the nine months ended September 30, 2017, the Company issued investors who invested in prior offerings 4,478,334 shares of common stock and reduced the exercise price of 520,750 warrants as per the terms above. The incentive shares were recorded as a debt discount on the date of issuance based on the relative fair value of the shares. Upon modification, it is required to analyze the fair value of the instruments, before and after the modification, recognizing the increase as a charge to the statement of operations. The Company computed the fair value of the warrants directly preceding the modification and compared the fair value to that of the modified warrants with new terms. The Company recorded the increased value of the warrants of $27,606 to interest expense with an offsetting entry to additional paid in capital on the date of the modification.

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

As part of the transaction, the Company incurred placement agent fees based on the aggregate gross proceeds raised during the nine months ended September 30, 2017, or $41,139, which were recorded as debt issuance costs. During the nine months ended September 30, 2017, the Company issued the placement agent 819,750 common shares with a fair value of $126,287 and 375,001 warrants (See Note 11) with a fair value of $48,824 which were recorded as debt issuance costs. The placement agent warrants have an exercise price of $0.001 per share, have a seven (7) year term and vest immediately. Debt issuance costs in excess of the net face amount of the Notes, after subtracting the debt discount, was recorded directly to interest expense on the date of issuance.

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

As a result of the amendment certain Notes became due and the Company automatically extended the Notes for an additional six months as per the terms of the original Note agreements. As consideration for the note extensions, the Company issued certain note holders 8,629,164 Extended Warrants with a fair value of $438,858 during the nine months ended September 30, 2017.

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the Offering 3 Notes as a debt extinguishment. Accordingly, the Company wrote off the remaining debt discount on the original Offering 3 Notes of $122,436. The Company recorded a loss on extinguishment of debt of $561,294 in the September 30, 2017 condensed consolidated statement of operations.

The outstanding principal balance on the Offering 3 Notes at September 30, 2017 and December 31, 2016 was $825,500 and $600,500.

b) Offering 4

During the nine months ended September 30, 2017, the Company sold $439,550 of Units to investors (“Offering 4”). Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Offering 4 Notes”) and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Offering 4 Note is initially convertible, exercisable at a price of $0.06 per share. The Offering 4 Notes are due six months after the issuance of each note.

Each of the Offering 4 Notes will be convertible at an initial price equal to $0.06 per share. In addition, during the two month period commencing on each issuance of the Offering 4 Notes, the Offering 4 Notes will contain a look-back provision pursuant to which the Offering 4 Notes will be convertible at the lower of $0.06 or the lowest volume weighted average price of the Company’s common stock during any 10 day period during such two (2) month period, provided however, in the event that the VWAP during any such ten (10) day period is less than $0.06, then the reset conversion price of the Offering 4 Notes shall be no lower than $0.03. The Offering 4 Notes also contain a reset provision to the same price as any future offering in the next three (3) years in the event that the conversion or offering price of securities offered in such subsequent offering is less than the Conversion Price of the Notes in Offering 4.

Since these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes and Binomial model at the issuance date and the period end. The conversion feature of the Offering 4 Notes issued during the nine months ended September 30, 2017, gave rise to a derivative liability of $434,028. The gross proceeds from the sale of the Offering 4 Notes were recorded net of a discount of $408,600. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

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

During the nine months ended September 30, 2017, the Company issued investors who invested in prior offerings 3,733,000 shares of common stock and reduced the exercise price of 433,333 warrants as per the terms above. The incentive shares were recorded as a debt discount on the date of issuance based on the relative fair value of the shares. Upon modification, it is required under ASC 480 to analyze the fair value of the instruments, before and after the modification, recognizing the increase as a charge to the statement of operations. The Company computed the fair value of the warrants directly preceding the modification and compared the fair value to that of the modified warrants with new terms. The Company recorded the increased value of the warrants of $9,723 to interest expense with an offsetting entry to additional paid in capital on the date of the modification.

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

As part of the transaction, the Company incurred placement agent fees based on the aggregate gross proceeds raised during the nine months ended September 30, 2017, or $85,931, which were recorded as debt issuance costs. During the nine months ended September 30, 2017, the Company issued the placement agent 1,744,105 warrants (See Note 10) with a fair value of $130,837 which were recorded as debt issuance costs. The placement agent warrants have an exercise price of $0.001 per share, have a seven (7) year term and vest immediately. Debt issuance costs in excess of the net face amount of the Notes, after subtracting the debt discount, was recorded directly to interest expense on the date of issuance.

The outstanding principal balance on the Offering 4 Notes at September 30, 2017 was $439,550.

c) Offering 5

During the nine months ended September 30, 2017, the Company sold $141,000 of Units to investors (“Offering 5”). Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Offering 4 Notes”) and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Offering 5 Note is initially convertible, exercisable at a price of $0.06 per share. The Offering 5 Notes are due six months after the issuance of each note.

Each of the Offering 5 Notes will be convertible at an initial price equal to $0.06 per share. In addition, during the two month period commencing on each issuance of the Offering 5 Notes, the Offering 5 Notes will contain a look-back provision pursuant to which the Offering 5 Notes will be convertible at the lower of $0.06 or the lowest volume weighted average price of the Company’s common stock (the “VWAP”) during any 10 day period during such two (2) month period, provided however, in the event that the VWAP during any such ten (10) day period is less than $0.06, then the reset conversion price of the Offering 5 Notes shall be no lower than $0.03. The Offering 5 Notes also contain a reset provision to the same price as any future offering in the next three (3) years in the event that the conversion or offering price of securities offered in such subsequent offering is less than the Conversion Price of the Notes in Offering 5.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes and Binomial model at the issuance date and the period end. The conversion feature of the Offering 5 Notes issued during the nine months ended September 30, 2017, gave rise to a derivative liability of $149,443. The gross proceeds from the sale of the Offering 5 Notes were recorded net of a discount of $141,000. The debt discount relates to fair value of the conversion option. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

The Company will have the ability to extend the Notes for an additional six (6) months (the “Offering 5 Extended Term”) and if so extended shall be referred to herein as the “Offering 5 Extended Notes”. The Extended 5 Notes, upon maturity, will pay interest at a six (6) month rate of 18% (36% annualized) at the termination of the Offering 5 Extended Term. The Offering 5 Extended Notes, to the extent extended pursuant to their terms for the Offering 5 Extended Term, will carry an additional 50% warrant coverage (e.g. such warrant to be exercisable for an additional 50% of the number of shares into which the Offering 4 Extended Note is initially convertible (the “Offering 4 Extended Warrants”). The Offering 5 Extended Warrants shall be exercisable at a price equal to $0.10. The Offering 4 Extended Warrants will expire four (4) years from the Offering 4 Extended Term and shall contain customary anti-dilution rights (for stock splits, stock dividends and sales of substantially all the Company’s assets) and the shares underlying the Offering 5 Extended Warrants will contain registration rights.

As part of the transaction, the Company incurred placement agent fees based on the aggregate gross proceeds raised during the nine months ended September 30, 2017, or $32,035, which were recorded as debt issuance costs.

The outstanding principal balance on the Offering 5 Notes at September 30, 2017 was $141,000.

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

The principal amount of the Debentures can be converted at the option of the Investor into shares of the Company’s common stock at a conversion price per share of the lower of (i) $0.05 or (ii) the price per share in an offering of securities prior to the maturity date.

The Company assessed the conversion feature of the Debentures on the date of issuance and at the end of each subsequent reporting period through December 31, 2016 and concluded the conversion feature of the Debentures did not qualify as a derivative because there was no market mechanism for net settlement and they were not readily convertible to cash.

The Company reassessed the conversion feature of the Notes for derivative treatment during January 2017 and concluded its shares were readily convertible to cash based on the current trading volume of the Company’s stock. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a black Scholes model at the reassessment date and the period end. The conversion feature, when reassessed, gave rise to a derivative liability of $154,100. In accordance with ASC 815, $42,602 was charged to paid-in-capital due since a beneficial conversion feature was recorded on the original issue date. In addition, the Company recorded a debt discount to the Notes of $70,000 relating to the fair value of the conversion option. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

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

During the nine months ended September 30, 2017, the Company repaid $50,018 in principal and $2,982 in accrued interest on certain convertible notes to related parties. Upon repayment derivative liabilities in the amount of $48,093 were reclassified to equity. The outstanding principal balance on the Debentures at September 30, 2017 and December 31, 2016 was $41,857 and $70,000, respectively.

NOTE 8 – LOANS PAYABLE - OFFICERS

During the current and prior periods, one of the Company’s officers made non-interest bearing loans to the Company in the form of cash and payments to vendors on behalf of the Company. The loans are due on demand and unsecured. As of September 30, 2017 and December 31, 2016, the Company is reflecting a liability of $32,426, and $34,254, respectively. The Company did not impute interest on the loan as it was deemed to be de minimis to the condensed consolidated financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common stock issued for services

In August 2017, the Company entered into an agreement with a consulting firm to provide investor and public relations services. As compensation for the services, the Company was to pay the consultant $30,000 and issue 750,000 restricted common shares. The term of the agreement was for three months. During the three months ended September 30, 2017, the Company canceled the agreement without any payment or obligation.

During the nine months ended September 30, 2017, the Company issued an aggregate of 3,150,000 restricted common shares to a consultant with a fair value of $216,650. These shares vested immediately on the date of issuance. The Company has recorded $216,650 in stock-based compensation expense for the nine months ended September 30, 2017, which is a component of professional fees in the condensed consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the nine months ended September 30, 2017, the Company granted an aggregate of 819,750 restricted common shares to a placement agent with a fair value of $126,287. (See Note 6). The shares were granted as compensation to the placement agent for Units sold in Offering 3 during the nine months ended September 30, 2017. The shares were valued based on the quoted closing trading price on the date of issuance.

During the nine months ended September 30, 2017, the Company issued an aggregate of 650,000 restricted common shares to a consultant with a fair value of $40,780. These shares vested immediately on the date of issuance. The Company has recorded as in stock-based compensation expense for the nine months ended September 30, 2017, which is a component of professional fees in the condensed consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the nine months ended September 30, 2017, the Company issued an aggregate of 100,000 restricted common shares to a consultant with a fair value of $6,000. These shares vested immediately on the date of issuance. The Company has recorded $6,000 in stock-based compensation expense for the nine months ended September 30, 2017, which is a component of professional fees in the condensed consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

Common stock issued with convertible notes

During the nine months ended September 30, 2017, the Company granted an aggregate of 8,211,333 restricted common shares to investors as part of a private placement of the Company’s debt and equity securities. (See Note 6).

Common stock issued in connection with extinguishment of related party convertible notes

During the nine months ended September 30, 2017, the Company granted an aggregate of 218,750 restricted common shares to an investor related to the modification of the terms of an existing convertible note. (See Note 7).

Common stock issued in connection with settlement of vendor liabilities

During the nine months ended September 30, 2017, the Company granted an aggregate of 500,000 restricted common shares to a placement agent to settle a liability in the amount of $57,500. The shares were valued based on the quoted closing trading price on the vesting date.

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

Shares issued under the 2016 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2016 Plan. In addition, the number of shares of common stock subject to the 2016 Plan, any number of shares subject to any numerical limit in the 2016 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction. As of September 30, 2017, no shares remain available for future issuance under the 2016 Plan.

Stock options issued for services

During the nine months ended September 30, 2017, the Company granted its interim Chief Executive Officer an aggregate of 7,000,000 stock options with an exercise price of $0.11 for services rendered, having a total grant date fair value of approximately $409,000. 1,000,000 options vest immediately and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.25 and expire between in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.50 and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.75 and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $1.00 and expire in 2027. 1,000,000 of the options contain only service conditions and will be expensed on a straight-line basis over the service period of the agreement. The remaining options contain market conditions and are being expensed over the derived service period as computed by a Monte Carlo pricing model.

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

For the Three and Nine Months Ended September 30, 2017
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

The following is a summary of the Company’s stock option activity during the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – January 1, 2017	12,300,000	$0.11	5.64
Granted	7,000,000	0.11	10.00
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding – September 30, 2017	19,300,000	$0.11	6.54
Exercisable – September 30, 2017	3,400,000	$0.10	7.50

At September 30, 2017, the aggregate intrinsic value of options outstanding and exercisable was $4,000 and $0, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $65,844 and $36,328, for the three months ended September 30, 2017 and 2016, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $256,045 and $105,406, for the nine months ended September 30, 2017 and 2016, respectively.

Warrants:

The Company used the Black-Scholes model to determine the fair value of warrants granted during the nine months ended September 30, 2017. In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

For the Three and Nine Months Ended September 30, 2017
Risk free interest rate	1.10 – 2.14%
Dividend yield	0.00%
Expected volatility	65.32 – 316.98%
Contractual term (years)	3.1 - 5

The following is a summary of the Company’s warrant activity during the nine months ended September 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2016	8,956,677	$0.20	3.65
Granted	20,461,194	0.09	4.20
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding and Exercisable – September 30, 2017	29,417,871	$0.12	3.45

At September 30, 2017, the aggregate intrinsic value of warrants outstanding and exercisable was $353,374.

The following is additional information with respect to the Company's warrants as of September 30, 2017:

Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Currently Exercisable
3,119,941	$0.001	7.47	3,119,941
50,000	$0.01	2.46	50,000
1,000,000	$0.06	4.59	1,000,000
22,054,595	$0.10	3.50	22,054,595
1,000,000	$0.12	4.59	1,000,000
1,000,000	$0.18	4.59	1,000,000
418,333	$0.60	2.64	418,333
775,002	$0.72	2.91	775,002
29,417,871			29,417,871

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

Attia Enterprises, a creditor, has initiated a claim against the Company for payment of a loan in default. The Company retained counsel for representation in the matter. The matter is in the early stages of discovery and the Company expects a resolution in the near term.

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters other than described above that are deemed material to the condensed consolidated financial statements as of September 30, 2017 and December 31, 2016.

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

Payroll Tax Liabilities

As of September 30, 2017, and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns with respect to penalties and interest are estimated to be $9,715 and $10,493 as of September 30, 2017 and December 31, 2016, respectively which have been included in other accrued liabilities at September 30, 2017 and December 31, 2016 in the accompanying condensed consolidated Balance Sheets.

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

NOTE 11 – SUBSEQUENT EVENTS

Financing

In October and November 2017, the Company sold an aggregate of $91,500 of Units to eight investors under Offering 6. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Offering 4 Notes”) and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Offering 5 Note is initially convertible, exercisable at a price of $0.06 per share. The Offering 5 Notes are due six months after the issuance of each note. In connection with the sale of $91,500 of Units, the Company issued an aggregate of 762,500 four year warrants.

In November 2017, the Company initiated Offering 6 for up to $300,000 with a $200,000 over-allotment. Offering 6 is comprised of Units to be sold at a price of $10,000 per Unit and consist of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Offering 6 Notes”) and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Offering 6 Note is initially convertible, exercisable at a price of $0.06 per share. The Offering 4 Notes are due six months after the issuance of each note.

Each of the Offering 6 Notes will be convertible at an initial price equal to $0.06 per share. In addition, during the two month period commencing on each issuance of the Offering 6 Notes, the Offering 6 Notes will contain a look-back provision pursuant to which the Offering 6 Notes will be convertible at the lower of $0.06 or the lowest volume weighted average price of the Company’s common stock (the “VWAP”) during any 10 day period during such two (2) month period, provided however, in the event that the VWAP during any such ten (10) day period is less than $0.06, then the reset conversion price of the Offering 6 Notes shall be no lower than $0.03. The Offering 4 Notes also contain a reset provision to the same price as any future offering in the next three (3) years in the event that the conversion or offering price of securities offered in such subsequent offering is less than the Conversion Price of the Notes in Offering 6.

In connection with the Offering 6, the Company entered into an advisory agreement whereby the Company will issue the placement agent 350,000 warrants to acquire the Company’s common stock for each $100,000 raised. The warrants vest immediately and are exercisable at $0.001 per share for seven years.

In addition, the Company entered into an advisory agreement to provide advice in regard to business and finance; in regard to private and public equity and/or debt financing and relations with existing security holder. In consideration for the services, the Company will pay cash compensation of 0.50% of value of an extended convertible notes and equity consideration of 2.0% of the securities into which all extended notes placed by the service provider are convertible.

Equity transactions

In October 2017, the Company issued 400,000 shares of its common stock in connection with an advisory agreement dated October 23, 2017 for marketing services.

In October and November 2017, the Company issued an aggregate of 3,138,000 shares of its common stock in payment of $188,280 accrued interest due on previously issued convertible notes.

In October 2017, the Company issued 388,710 shares of its common stock in settlement of outstanding accounts payable of $23,352.

In October and November 2017, the Company issued an aggregate of 2,691,667 warrants to acquire the Company’s common stock at an exercise price of $0.10 per share for four years for a six month extension maturing convertible notes totalling $323,000.

In November 2017, the Company issued 1,100,000 warrants as placement agent fees in connection with Offering 5. The warrants vest immediately and are exercisable at $0.001 per share for seven years.

On October 4, 2017, the Company granted 5,250,000 options to the Company’s Chairman of the Board. The options are exercisable at $0.07 per share for ten years with 1,750,000 options vesting immediately; 1,750,000 vesting in the event of a 10-day variable weighted average stock price (“VWAP”) of $0.20 and 1,750,000 vesting in the event of a 10 day VWAP of $0.40.

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

Overview

PeerLogix, Inc., a Nevada corporation formerly known as Realco International, Inc. (“we”, “us”, “our”, or the “Company”), was incorporated on February 14, 2014. On August 14, 2015, the Company completed a share exchange with PeerLogix Technologies, Inc., a Delaware corporation, pursuant to which all of the shareholders of PeerLogix Technologies exchanged all of their shares of common stock for newly issued common shares of the Company (the “Share Exchange”). The Share Exchange was treated as a reverse merger and recapitalization of Peerlogix Technologies, Inc. for financial accounting purposes and the Company will continue the existing business operations of PeerLogix Technologies, Inc. as a wholly-owned subsidiary. The historical financial statements of the Company are those of PeerLogix Technologies, Inc, and of the consolidated entities from the date of merger forward.

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

We also qualify as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a smaller reporting company and so long as we remain a smaller reporting company, we benefit from similar exemptions and exclusions as an emerging growth company. In the event that we cease to be an emerging growth company as a result of a lapse of the five-year period, but continue to be a smaller reporting company, we would continue to be subject to similar exemptions available to emerging growth company until such time as we were no longer a smaller reporting company.

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an early stage corporation and have generated minimal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in products.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Operations

We will generate revenue primarily by licensing our Over-the-Top audience dataset to platforms and channel partners.

We predominantly contract with Data Management Platforms (DMPs) and Demand Side Platforms (DSPs) (collectively, “Demand Partners”) who license our solution to use in conjunction with other solutions offered to their advertiser clients, including brands and advertising agencies.

When we contract with a Demand Partner, it acts as an agent for a disclosed or undisclosed principal, which is the advertiser. Our contracts with Demand Partners, including DMPs and DSPs representing advertisers, are generally in the form of a revenue share between the Demand Partner and Peerlogix. Revenue payouts to PeerLogix typically occur within sixty (60) days after the end of each calendar month, and the contracts typically have an initial term of a year.

In September 2017, we renewed an agreement with Lotame, Inc, whereas, our Over-the-Top audience segments are licensed for use in Lotame’s LDX platform. In August 2017, we entered into an agreement with eXelate, Inc., a subsidiary of Nielsen Holdings plc, whereas, our Over-the-Top audience segments are licensed for use via eXelate’s proprietary electronic platform. In October 2017, we entered into a partnership with AdSquare to integrate our Over-the-Top audience segments with their Audience Management Platform.

We also work with Channel Partners who provide us with ad hoc integrations to the majority of marketing platforms in the digital marketing ecosystem, including the DMPs and DSPs licensing our Over-the-Top audience data. Channel Partner relationships are a critical aspect of our supply chain and represent the distribution component of our business by facilitating our audience data for Demand Partners. We see healthy relationships with Channel Partners as a sign of validation in an otherwise noisy industry of data providers who we compete against for advertising spend from DMPs and DSPs. Together, Channel Partners form the “power grid” for data distribution, the foundation that Demand Partners commonly rely upon for access to our audience data.

In May 2017, we entered into a partnership with Narrative I/O to integrate our Over-the-Top audience data with their marketplace, enabling buyers on their platform access to our OTT engagement data. In June 2017, we entered into a partnership with Neustar, Inc. to warehouse our household level Over-the-Top audience data with Neustar’s Data Onboarding offering, therefore expanding our potential distribution capabilities to include companies integrated with Neustar’s partner ecosystem. In September 2017, we entered into a partnership with Liveramp, a subsidiary of Acxiom, Inc., to include our Over-the-Top audience data in Liveramp’s Data Store, enabling access to our data for advertising in partners of Liveramp.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following table sets forth the summary income statement for the three months ended September 30, 2017 and 2015:

	For the Three Months Ended
	September 30, 2017	September 30, 2016
Revenues	$–	$–
Operating Expenses	$(313,439)	$(170,505)
Interest Expense	$(443,991)	$(195,376)
Change in fair value of derivative liabilities	$(1,016,550)	$–
Loss on extinguishment of debt	$(300,634)	$–
Net Loss	$(2,074,614)	$(365,881)

Revenues: From inception through September 30, 2017 the Company has generated minimal revenues.

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

Operating expenses increased by 83.8% during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The overall $142,934 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase of payroll and related expenses of $85,845 due to a increase in officers’ salaries and a new employee.

•	An increase in equity-based compensation expense of $65,399. During the three months ended September 30, 2017, the Company recognized $111,687 of equity-based compensation as a result of equity-based awards granted to board members and advisory board members. During the three months ended September 30, 2016, the Company recognized $46,288 of equity- based compensation.

•	A decrease in professional fees of $8,300 (excluding equity-based compensation - see above). In the current period the Company incurred a decrease in consulting fees related to business development, financial advisory services and investor relations and an increase in auditing fees and legal fees related to public filing requirements. These decreases were partially offset by an increase in accounting fees related to public filing requirements.

•	An increase in computer and internet expenses of $22,956 primarily due to the additional costs incurred in the current period as compared to same period, last year. Monthly server costs fluctuate based on usage and data collection.

Other expenses: Other expense consists primarily of interest expense primarily related to the Company’s notes payable.

Interest expense - increased by $248,615 to $443,991 during the three months ended September 30, 2017 as compared to $195,376 during the three months ended September 30, 2016 due to the issuance of new notes subsequent to September 30, 2016.

Change in derivative liabilities- We issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,016,550 and $0 on change in fair value of derivative liabilities for the three months ended September 30, 2017 and 2016, respectively.

Loss on extinguishment of debt-We issued warrants to our note holders to extend terms on existing notes for an additional six months, as such, we incurred a loss on settlement of debt of $300,634 for the three months ended September 30, 2017 as compared to $0 for the same period, last year.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

The following table sets forth the summary income statement for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Revenues	$-	$-
Operating expenses	$(1,411,177)	$(871,395)
Interest expense	$(3,295,812)	$(279,256)
Change in fair value of derivative liabilities	$192,361	$-
Loss on loan receivable	$(37,500)	$-
Loss on extinguishment of debt	$(613,606)	$-
Net Loss	$(5,165,734)	$(1,150,651)

Revenues: From date of inception through September 30, 2017, the Company has generated minimal revenues.

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

Operating expenses increased by 61.9% during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The overall $539,782 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase of payroll and related expenses of $78,813 due to an increase in officers’ salaries and new employees.

•	An increase in professional fees of $39,037. In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations; an increase in accounting and auditing fees; and an increase in legal fees related to merger activities partially offset by a substantial decrease in legal fees related to patent costs.

•	An increase in stock based compensation of $456,467 due to previously issued options and equity issued for services to key consultants.

•	An increase of computer and internet expenses of $33,380 due to increased needs and higher costs.

Other income (expenses), net: Other income (expense), net consists are primarily related to the Company’s convertible promissory notes and notes payable.

Interest expense - increased by $3,016,556 to $3,295,812 during the nine months ended September 30, 2017 as compared to $279,256 during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, interest expense included non-cash interest and amortization of debt discounts of $2,659,569 as compared to $229,616 in 2016.

Change in derivative liabilities - We issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $192,361 and $0 on change in fair value of derivative liabilities for the nine months ended September 30, 2017 and 2016, respectively.

Loss on extinguishment of debt - We issued warrants to our note holders to extend terms on existing notes for an additional six months, as such, we incurred a loss on settlement of debt of $561,294 for the nine months ended September 30, 2017 as compared to $0 for the same period, last year. In addition, in 2017, we amended a related party convertible note incurring a loss on amendment of $52,312.

Loss on loan receivable - During February 2017, we loaned $37,500 to a potential merger candidate, for working capital purposes. In March 2017, the Company withdrew its plan of merger and recorded an allowance for loan losses of $37,500 due to the loan deemed uncollectible

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2017 compared to December 31, 2016:

	September 30, 2017	December 31, 2016	Increase/ (Decrease)
Current Assets	$33,119	$102,891	$(69,772)
Current Liabilities	$4,746,265	$1,038,602	$3,707,663
Working Capital Deficit	$(4,713,146)	$(935,711)	$3,777,435

As of September 30, 2017, we had working capital deficit of $4,713,146 as compared to a working capital deficit of $935,711 as of December 31, 2016, an increase of $3,777,435. The change in working capital deficit is primarily attributable our decrease in current assets of $69,772, increase in accounts payable and accrued expenses of $486,928, increase in our short term debt of $919,618 and our derivative liability of $2,301,117.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the third quarter of 2017. We have been funded primarily by a combination of equity issuances and debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At September 30, 2017, we had cash totaling approximately $6,500. We believe our existing available cash is insufficient to enable the Company to meet the working capital requirements for the near future. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. We expect to spend between $100,000 and $150,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

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

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of $8,558,582 at September 30, 2017, a net loss and net cash used in operating activities for the period then ended and since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financing Transactions

In March 2017, the Company entered into a second Financial Advisory and Investment Banking Agreement with WestPark under which WestPark will provide financial advisory services and will act as the Company’s exclusive placement agent and assist in a private offering of the Company’s securities of up to $400,000 (“Offering 4”), as amended. During the three months ended September 30, 2017, the Company sold 40.8 Units under Offering 4 for gross proceeds of $31,000. As additional consideration for entering in the private placement offering, the investors were granted a total of 358,333 warrants to purchase common stock. As part of the transaction, the Company incurred placement agent fees of $6,542.

In August 2017, the Company entered into a third Financial Advisory and Investment Banking Agreement with WestPark under which WestPark will provide financial advisory services and will act as the Company’s exclusive placement agent and assist in a private offering of the Company’s securities of up to $200,000 (“Offering 5”). During the three months ended September 30, 2017, the Company sold 13.85 Units under Offering 5 for gross proceeds of $141,000. As additional consideration for entering in the private placement offering, the investors were granted a total of 1,175,000 warrants to purchase common stock. As part of the transaction, the Company incurred placement agent fees of $32,035.

Placement Agent and Finders Agreements

In connection with our Offering 6, we entered into an advisory agreement whereby we will issue the placement agent 350,000 warrants to acquire the Company’s common stock for each $100,000 raised. The warrants vest immediately and are exercisable at $0.001 per share for seven years.

In addition, we entered into an advisory agreement to provide advice in regard to business and finance; in regard to private and public equity and/or debt financing and relations with existing security holder. In consideration for the services, we will pay cash compensation of 0.50% of value of an extended convertible notes and equity consideration of 2.0% of the securities into which all extended notes placed by the service provider are convertible.

Summary Cash flows for the Nine Months Ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net cash used in operating activities	$(504,135)	$(195,694)
Net cash used in investing activities	$(37,500)	$–
Net cash provided by financing activities	$492,100	$344,506

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, amortization of debt discount, and amortization of debt issuance costs during the nine months ended September 30, 2017, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 due primarily to an increase in equity based compensation and amortization of the debt discount and debt issuance costs recorded on the notes payable entered into during the current period. In addition, the net increase in cash from changes in working capital activities from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 primarily consisted of an increase in accounts payable and accrued expenses primarily due to an increase in accrued payroll and payroll related expenses, accrued accounting fees, accrued director’s fees and accrued consulting fees, business development, financial advisory services and investor relations.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes, related party loans and proceeds from the issuance of common stock and warrants of the Company.

Cash provided by financing activities decreased from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, primarily driven by a decrease in proceeds from the issuance of common stock and warrants.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the nine months ended September 30, 2017, included elsewhere in this document.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to the existence of certain material weaknesses identified in the “Risk Factors and Special Considerations” section in Form 10-K as filed by the Company with the SEC on April 17, 2017.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Attia Enterprises, a creditor, has initiated a claim against the Company for payment of a loan in default. The Company retained counsel for representation in the matter. The matter is in the early stages of discovery and the Company expects a resolution in the near term.

In the ordinary course of business, the Company will occasionally be threatened with litigation from vendors for overdue fees. The Company will respond to any such threats in due course.

Item 1A. Risk Factors

As an emerging company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock warrants for note extensions

During the three months ended September 30, 2017, the Company issued an aggregate of 3,624,999 warrants to investors related to the modification of the terms of an existing convertible note.

Stock warrants in connection with convertible notes

During the three months ended September 30, 2017, the Company issued 1,433,333 warrants to investors as part of a private placement of the Company’s debt securities.

Stock warrants issued for services

During the three months ended September 30, 2017, the Company issued 82,667 warrants to a placement agent with a fair value of $7,439.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 1, 2017.

PEERLOGIX, INC. By: /s/ Ray Colwell Ray Colwell Chief Executive Officer and Principal Executive Officer

