Form 10-K
period 2017-12-31
PeerLogix, Inc.
filed 2018-04-30
CIK 1603494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as June 30, 2017 was $1,854,320.

The number of shares of the registrant’s common stock outstanding as of April 30, 2018 was 46,122,368.

PEERLOGIX, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K for year ended December 31, 2017 (the “Report”), including in documents that may be incorporated by reference into this Report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

Item 1. Business.

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

Services Offered

The services offered by the Company are two-fold:

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

Competitive Advantages

The Company, and the data it collects possess three significant competitive advantages to other data sources.

•	Scale – Over-the-Top audience data, and consequently each data point the Company collects, represent individuals from the vast majority of countries around the world. As a result, the Company is able to measure specific media preferences of populations in most countries, and is not limited to predefined major markets. Clients of the Company are able to gain significant competitive advantages understanding media preferences within new markets they choose to enter with their products (e.g., introducing a new consumer packaged good product into a select province of India or Indonesia).
•	Granularity – The Company’s tracking mechanisms are location agnostic, and its incorporated geo-location service is able to identify the physical location of viewers within the accuracy of a few hundred yards. As a result, the Company’s technology is able to determine media preferences on a neighborhood-by-neighborhood level (e.g., television preferences in Manhattan vs. Brooklyn), providing clients first of its kind abilities previously unattainable with transactional data.
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

Intellectual Property

The Company has filed a patent application, including a secondary continuation-in-part (CIP) patent, on its proprietary Over-the-Top tracking technology and business applications. The Company has patent pending status currently in the United States (US 13/847,418), Europe, Australia, Canada, Japan and Israel.

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

Item 3. Legal Proceedings.

Attia Enterprises, a creditor, has initiated a claim against the Company for $87,500 relating to a loan due of $46,664 including interest currently in default. The Company retained counsel for representation in the matter. Subsequent to December 31, 2017, the company accepted a settlement totaling approximately $90,000 cash and 750,000 shares of stock. The company has accounted for it in accordance with ASC450.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was traded on the OTCQB marketplace under the symbol RLQT from June 10, 2015 through September 22, 2015. Our common stock now trades on the OTCQB marketplace under the symbol “LOGX.” The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 20, 2018, the closing price of our common stock as reported on the OTC Pink marketplace was $0.065 per share.

Quarter Ended	High	Low
March 31, 2017	$0.07	$0.04
June 30, 2017	$0.12	$0.04
September 30, 2017	$0.10	$0.05
December 31, 2017	$0.13	$0.04

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Holders

As of April 30, 2018, 46,122,368 shares of Common Stock were issued and outstanding, which were held by approximately 60 holders of record. We also believe there are more owners of our common stock whose shares are held by nominees or in street name.

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

The table below sets forth information as of December 31, 2017 with respect to compensation plans under which our common stock or options are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	–		$–	–
Equity compensation plans not approved by security holders	24,550,000		$0.10	–
Total	24,550,000	(1)	$0.10	–

____________

(1) 9,550,000 options issued outside of equity compensation plan in 2018

Item 6. Selected Financial Data.

This item is not required for an emerging growth company.

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

Results of Operations for the Years ended December 31, 2017 and 2016

The following table sets forth the summary income statement for the years ended December 31, 2017 and 2016:

	For the Year Ended
	December 31, 2017	December 31, 2016
Revenues	$1,096	$15,000
Operating Expenses	$(1,991,944)	$(1,255,777)
Other Income (Expense), net	$(3,096,705)	$(607,090)
Net Loss	$(5,087,553)	$(1,847,867)

Revenues: From inception through December 31, 2017 the Company has generated $23,616 in revenues.

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

Operating expenses increased by 59% during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The overall $736,167 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase of payroll and related expenses of $120,960 due to an increase in officers’ salaries.
•	An increase of director fees of $147,949. Director fees include increase in stock based compensation of $163,024, net with reduction in cash compensation.
•	An increase in equity-based compensation expense of $319,175. During the year ended December 31, 2017, the Company recognized $398,084 of equity-based compensation as a result of an equity-based award granted to employees and key consultants. During the year ended December 31, 2016, the Company recognized $212,576 of equity- based compensation as a result of an equity-based award granted..
•	An increase in professional fees of $33,210 (excluding equity-based compensation - see above). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations; an increase in accounting and auditing fees related to public filing requirements; and an increase in legal fees related to merger activities partially offset by a substantial decrease in legal fees related to patent costs.
•	An increase in computer and internet expenses of $41,224 primarily due to increases in server costs. The Company leases servers on a monthly basis from a third party.
•	A decrease in rent expense of $20,231 due to the Company expired lease agreement for its office facility.
•	An increase in travel and travel related expenses of $1,976 due to the Company primarily due to an increase in trade show and marketing related activities.
•	An increase in advertising of $1,753.
•	A decrease in insurance expense of $882.

Other income (expenses), net: Other income (expense), net consists primarily of interest expense primarily related to the Company’s convertible promissory notes and notes payable and includes non-cash amortization of debt discounts of $1,766,925 and $676,709 and non-cash interest of $1,556,815 and $0 for the years ended December 31, 2017 and 2016, respectively.

In addition, the Company incurred an aggregate of $997,668 loss on settlement of debt in fiscal 2017, primarily from extensions of notes payable as compared to a gain on settlement of debt of $218,768 in fiscal 2016.

In 2017, the Company issued convertible notes payable with variable conversion features which included embedded derivatives. As such, the Company is required to bifurcate the fair value of the derivative and mark-to-market each reporting period. During the year ended December 31, 2017, the Company recorded a $1,706,590 gain on change in fair value of derivative liabilities as compared to $0 for 2016.

Overall, other income (expense), net - increased by $(2,489,615) to $(3,096,705) during the year ended December 31, 2017 as compared to $(607,090) during the year ended December 31, 2016.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2017 compared to December 31, 2016:

	Year ended
	December 31, 2017	December 31, 2016	Increase/ (Decrease)
Current Assets	$33,156	$102,891	$(69,735)
Current Liabilities	$3,663,157	$1,038,602	$2,624,555
Working Capital Deficit	$(3,630,001)	$(935,711)	$2,694,290

As of December 31, 2017, we had working capital deficit of $3,630,001 as compared to a working capital deficit of $935,711 as of December 31, 2016, an increase of $2,694,290. During the year ended December 31, 2017 we received net proceeds of $901,138 from the issuance of convertible notes and warrants and $11,156 from officer loans. The Company used the proceeds to pay down debt and fund operations during the year. The increase in our working capital deficit is primarily attributable to our historic negative cash flow from operations resulting in our growing accounts payable, accrued liabilities and outstanding debt.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the first quarter of 2018. We have been funded primarily by debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At December 31, 2017, we had cash totaling approximately $14,086. We believe our existing available cash is insufficient to enable the Company to meet the working capital requirements for the near future. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern and Management’s Liquidity Plans

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2017, a net loss and net cash used in operating activities for the year then ended and has generated only minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

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

Financing Transactions

During the year ended December 31, 2017, we sold $1,110,000 of Units to investors. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share. The Offerings Notes are due six months after the issuance of each note, as amended.

Each of the Notes is convertible at an initial price equal to $0.06 per share. In addition, during the two month period commencing on each issuance of the Offering 3 Notes, as amended, the Notes will contain a look-back provision pursuant to which the Notes will be convertible at the lower of $0.06 or the lowest volume weighted average price of the Company’s common stock (the “VWAP”) during any 10 day period during such two (2) month period, provided however, in the event that the VWAP during any such ten (10) day period is less than $0.06, then the reset conversion price of the Notes shall be no lower than $0.03. The Notes also contain a reset provision to the same price as any future offering in the next three (3) years in the event that the conversion or offering price of securities offered in such subsequent offering is less than the Conversion Price of the Notes in this Offering.

Summary Cash flows for the years ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016
Net cash used in operating activities	$(725,243)	$(511,056)
Net cash used in investing activities	$(37,500)	$–
Net cash provided by financing activities	$720,807	$565,780

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities in 2017 consisted of net loss adjusted for certain non-cash items such as equity-based compensation expense of $1,024,431, amortization of debt discounts of $1,766,925, non-cash interest of $1,442,654, loss on settlement of debt of $936,915, net with gain on change in fair value of derivative liabilities of $1,741,441, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the year ended December 31, 2016 to the year ended December 31, 2017 due primarily to increases in equity-based compensation, debt discount amortization, non-cash interest and loss on debt settlement, net with gain on change in derivative liabilities. In addition, the net increase in cash from changes in working capital activities from the year ended December 31, 2016 to the year ended December 31, 2017 primarily consisted of an increase in accounts payable and accrued expenses primarily due to an increase in accrued payroll and payroll related expenses, accrued legal fees, accrued accounting and auditing fees and accrued consulting fees related to research and development expenses, business development, financial advisory services and investor relations. These increases in cash from changes in working capital activities are offset by an increase in prepaid insurance expense.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2017 consisted in investment in an acquisition target of $37,500 as compared to $0 for 2016.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes and related party loans for the year ended December 31, 2017.

Cash provided by financing activities increased from the year ended December 31, 2016 to the year ended December 31, 2017, primarily driven by an increase in proceeds from the issuance of convertible notes and warrants offset by the repayment of notes payable and related party loans.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2017 and 2016, the Company did not have any derivative instruments that were designated as hedges.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of December 31, 2017, our executive officers and directors were as follows:

Name	Age	Position
Ray Colwell	52	Chief Executive Officer and Director
William Gorfein	30	Principal Financial Officer and Director
Kevin Richardson	49	Director

Ray Colwell – CEO

On February 21, 2017, the Company entered into an employment agreement with Ray Colwell (“Colwell”), pursuant to which, commencing March 6, 2017, Colwell will serve as the Chief Executive Officer of the Company through March 5, 2019, subject to extension as provided in the employment agreement, and be appointed to the Board of Directors.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Ray Colwell (1)	2017	$173,356	-	(2)	$409,059	-	-	-	$582,415
	2016	-	-		-	-	-	-	-

William Gorfein	2017	-	-		-	-	-	-	-
(Principal Financial Officer and director (3)	2016	$120,000	-	(4)	$379,673				$499,673

Joshua Partridge (5)	2017	-	-		-	-	-	-	-
(former COO, Secretary and director)	2016	$37,846	-		-	-	-	-	$37,846

Charles Gonsher	2017	-	-		-	-	-	-	-
(CAO) (6)	2016	-	-		-	-	-	-	-

(1) (2) (3) (4)

Mr. Colwell was appointed on February 21, 2017.

On March 6, 2017, Mr. Colwell was granted 7,000,000 options to purchase the Company’s common stock at $0.11 per share and expiring 10 years from issuance. 1,000,000 options vest upon issuance with the remainder with defined market conditions.

Mr. Gorfein was appointed on August 13, 2015.

On September 28, 2016, Mr. Gorfein was granted 9,000,000 options to purchase the Company’s common stock at $0.11 per share and expiring 10 years from issuance and vesting with defined market conditions.

(5)	Mr. Partridge was appointed Chief Operating Officer on September 10, 2015. On April 22, 2016, Joshua Partridge tendered his resignation as Chief Operating Officer.
(6)	Mr. Gonsher was appointed Chief Accounting Officer on September 10, 2015. On February 18, 2016, Mr. Gonsher’s employment agreement was terminated.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Exercised Unearned Options	Option Exercise Price	Option Expiration Date
William Gorfein	1,000,000		–	$0.10	06/24/2021
(Principal Financial Officer)		9,000,000	–	$0.11	09/28,2021

Employment Agreements

On February 21, 2017, the Company entered into an employment agreement with Ray Colwell, pursuant to which, commencing March 6, 2017, Mr. Colwell will serve as the Chief Executive Officer of the Company through March 5, 2019, subject to extension as provided in the employment agreement, and be appointed to the Board of Directors.

Each of the other named executive officers executed employment agreements with the Company in August 2015, which was adopted by us upon closing of the Share Exchange.

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

Our certificate of incorporation eliminates the personal liability of our directors to the fullest extent permitted by law. The certificate of incorporation further provides that the Company will indemnify its officers and directors to the fullest extent permitted by law. This indemnification covers at least negligence on the part of the indemnified parties. Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers, and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which as of January 12, 2016, is comprised of Kevin Richardson, William Gorfein and Ray Colwell.

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

Director Compensation

The Company does not pay members of its Board of Directors any cash compensation and currently compensates the Board through the issuance of stock options. No directors received any compensation as such for the fiscal years ended December 31, 2017 and 2016.

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

Under such definitions, Mr. Richardson is considered our independent director.

Code of Business Conduct and Ethics Policy

We have not yet adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our Common Stock as of March 21, 2018 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 21, 2018 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The following table assumes 46,122,368 shares are outstanding as of April 30, 2018.

Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		% of Shares of Common Stock Beneficially Owned
Walter Ray Colwell	1,000,000	(1)	2.18%
William Gorfein	3,500,000	(2)	7.64%
Kevin Richardson	2,550,000	(3)	5.39%

All directors, director appointees and executive officers as a group (3 persons)	7,050,000		14.29%

5% or greater stockholder
Charles Merkel PO Box 1388 Clarksdale, MS 38614	5,576,016	(4)	11.34%
GSB Holdings 14179 Laurel Trail Wellington, FL 03314	8,466,810	(5)	16.80%
Gerald Quave 5214 Finisterre Palm City, FL 32408	7,624,450	(6)	15.41%
J&N Investments 124 E 8th St Lakewood, NJ 08701	6,341,825	(7)	13.38%

__________

* Less than 1%

(1)	Comprised of options to purchase 1,000,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 30, 2018
(2)	Comprised of 2,500,000 shares of common stock and options to purchase 1,000,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 30, 2018
(3)	Comprised of options to purchase 2,500,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 30, 2018
(4)	Comprised of 1,193,333 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of April 30, 2018 into 2,341,017 shares of common stock and warrants to purchase 2,041,667 shares of common stock that are currently exercisable or exercisable within 60 days of April 30, 2018.
(5)	Comprised of 2,852,185 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of April 30, 2018 into 3,093,792 shares of common stock and warrants to purchase 2,520,833 shares of common stock that are currently exercisable or exercisable within 60 days of April 30, 2018.
(6)	Comprised of 2,950,000 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of April 30, 2018 into 2,199,450 shares of common stock and warrants to purchase 2,475,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 30, 2018.
(7)	Comprised of 3,714,667 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of April 30, 2018 into 1,127,158 shares of common stock and warrants to purchase 1,500,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 30, 2018.

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

Transactions with Related Parties

During the current and prior periods, one of the Company’s officers made non-interest bearing loans to the Company in the form of cash and payments to vendors on behalf of the Company. The loans are due on demand and unsecured. As of December 31, 2017 and 2016, the Company is reflecting a liability of $9,941 and $34,254, respectively. The Company did not impute interest on the loan as it was deemed to be de minimis to the consolidated financial statements.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services rendered by Marcum LLP (“Marcum”) for the audit of our annual financial statements and review of financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 were approximately $111,342 and $95,000.

The following table shows the fees for professional services rendered by Marcum during those periods:

Fee Category	2017	2016
Audit Fees	$111,342	$95,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$111,342	$95,000

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Description of Exhibits
3(i)(1)	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed with the SEC on March 26, 2014)
3(i)(2)	Certificate of Incorporation and Amendment (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K as filed with the SEC on August 17, 2015)
3(i)(3)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed with the SEC on September 10, 2015)
3(ii)(1)	Bylaws (Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K as filed with the SEC on August 17, 2015)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*
32.1 32.2	Section 1350 Certification of Chief Executive Officer * Section 1350 Certification of Principal Financial Officer*
101	Interactive Data Files *
101.SCH	Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

__________

* Filed herewith

Peerlogix, Inc.

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Peerlogix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peerlogix, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY

April 30, 2018

PEERLOGIX, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Current assets:
Cash	$14,086	$56,022
Prepaid expenses and other current assets	19,070	46,869
Total current assets	33,156	102,891

Total assets	$33,156	$102,891

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$421,518	$309,763
Accrued payroll and related expenses	371,069	221,838
Accrued directors' fees	95,075	40,075
Other accrued liabilities	203,719	153,186
Demand loans payable	15,000	15,000
Notes payable	–	106,000
Convertible notes payable-related party	41,857	70,000
Convertible notes payable-net of debt discount of $277,969 and $512,014, respectively	1,432,081	88,486
Loans payable-officers	9,941	34,254
Derivative liabilities	935,274	–
Total current liabilities	3,525,534	1,038,602

Total liabilities	3,525,534	1,038,602

Commitments and contingencies

Stockholders 'deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and 2016	–	–
Common stock, par value $0.001; 100,000,000 shares authorized; 46,122,368 and 26,860,825 shares issued and outstanding as of December 31, 2017 and 2016, respectively	46,122	26,861
Additional paid in capital	4,850,445	2,430,276
Accumulated deficit	(8,388,945)	(3,392,848)
Total stockholders' deficit	(3,492,378)	(935,711)

Total liabilities and stockholders' deficit	$33,156	$102,891

See the accompanying notes to the consolidated financial statements

PEERLOGIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016
Revenue	$1,096	$15,000

Operating expenses:
General and administrative	1,981,944	1,255,777
Total operating expenses	1,981,944	1,255,777

Loss from operations	(1,980,848)	(1,240,777)

Other income (expense):
Interest expense	(3,805,627)	(825,858)
Change in fair value of derivative liabilities	1,741,441	–
Loss on loan receivable	(37,500)	–
(Loss) gain on extinguishment of debt	(913,562)	218,768
Total other income (expense)	(3,015,249)	(607,090)

Net loss	$(4,996,097)	$(1,847,867)

Net loss per common share-basic and diluted	$(0.12)	$(0.08)

Weighted average common shares outstanding-basic and diluted	42,366,866	24,447,444

See accompanying notes to the consolidated financial statements

PEERLOGIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE TWO YEARS ENDED DECEMBER 31, 2017

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2016	23,107,535	$23,108	$1,245,416	$(1,544,981)	$(276,457)
Common stock issued in connection with promissory notes payable	100,000	100	17,900	–	18,000
Common stock issued in connection with related party notes payable	175,000	175	13,085	–	13,260
Common stock issued in connection with convertible notes payable	6,229,999	6,230	182,767	–	188,997
Common stock issued in settlement of convertible notes payable	3,333,333	3,333	479,999	–	483,332
Common stock issued in settlement of other liabilities	240,000	240	27,360	–	27,600
Cancellation of previously issued common stock	(8,324,084)	(8,324)	8,324	–	–
Common stock issued for services	1,942,042	1,942	265,840	–	267,782
Proceeds from sale of common stock	57,000	57	1,943	–	2,000
Fair value of warrants issued in connection with convertible notes payable	–	–	192,656	–	192,656
Beneficial conversion feature relating to convertible notes payable	–	–	261,450	–	261,450
Repurchase of beneficial conversion feature-extinguishment of convertible notes payable	–	–	(675,418)	–	(675,418)
Modifications of investor warrants	–	–	81,001	–	81,001
Stock based compensation	–	–	327,953	–	327,953
Net loss	–	–	–	(1,847,867)	(1,847,867)
Balance, December 31, 2016	26,860,825	$26,861	$2,430,276	$(3,392,848)	$(935,711)

PEERLOGIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE TWO YEARS ENDED DECEMBER 31, 2017

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	26,860,825	$26,861	$2,430,276	$(3,392,848)	$(935,711)
Common stock issued in connection with notes payable	8,211,333	8,211	(2,239)	–	5,972
Common stock issued in modification of convertible notes payable, related party	218,750	219	12,906	–	13,125
Common stock issued in settlement of payables	878,710	878	82,601	–	83,479
Common stock issued for services	5,119,750	5,120	429,147	–	434,267
Common stock issued as payment of accrued interest on convertible notes payable	4,833,000	4,833	414,347	–	419,180
Fair value of warrants issued in connection with convertible notes payable	–	–	18,681	–	18,681
Warrants issued in connection with extension of convertible notes payable	–	–	767,936	–	767,936
Reclassify beneficial conversion feature to derivative liability	–	–	(172,036)	–	(172,036)
Reclassify derivative liability to equity upon payoff of convertible notes payable	–	–	48,093	–	48,093
Modifications of investor warrants	–	–	37,329	–	37,329
Fair value of warrants due to agent in connection with extension of convertible notes payable	–	–	188,120	–	188,120
Stock based compensation	–	–	595,284	–	595,284
Net loss	–	–	–	(4,996,097)	(4,996,097)
Balance, December 31, 2017	46,122,368	$46,122	$4,850,445	$(8,388,945)	$(3,492,378)

See accompanying notes to the consolidated financial statements

PEERLOGIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,996,097)	$(1,847,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,024,431	361,956
Amortization of debt discounts	1,766,925	676,709
Non cash interest	1,442,654	–
Change in fair value of derivative liabilities	(1,741,441)	–
Loss on loan receivable	37,500
Loss (gain) on extinguishment of debt	936,915	(218,768)
Expenses paid by officer on behalf of Company	–	31,521
Modification of investor warrants	37,329	81,001
Changes in operating assets and liabilities:	–
Prepaid expenses and other current assets	15,323	(14,420)
Accounts payable	143,504	90,881
Accrued payroll and related expenses	149,231	198,499
Accrued director fees	55,000	40,075
Other accrued liabilities	403,483	89,357
Net cash used in operating activities	(725,243)	(511,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to abandoned acquisition target	(37,500)	–
Net cash used in investing activities	(37,500)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	–	2,000
Proceeds from convertible notes	901,138	438,446
Proceeds from convertible notes-related party	–	70,000
Proceeds from officer loans	11,156	4,032
Proceeds from notes payable	–	130,000
Repayments of notes payable	(106,000)	(26,250)
Repayments of notes payable-related party	(50,018)	(17,500)
Repayments of officer loans	(35,469)	(34,948)
Net cash provided by financing activities	720,807	565,780

Net change in cash	(41,936)	54,724

Cash-beginning of period	56,022	1,298
Cash-end of period	$14,086	$56,022

Supplemental disclosures of cash flow information:
Interest paid	$15,670	$6,328
Income taxes paid	$–	$–

Supplemental disclosure on non-cash investing and financing activities:
Debt discount paid in form of common shares and warrants	$24,653	$709,580
Debt discount recorded on convertible debt accounted for as derivative liabilities	$1,256,460	$–
Repurchase of beneficial conversion feature due to reassessment of derivative liability	$172,036	$–
Common stock issued in settlement of accrued interest	$419,180	$–
Reclassification of derivative liability to equity	$48,093	$–
Debt issuance cost paid in form of common stock and warrants	$188,120	$226,773
Debt issuance cost accrued	$98,885	$57,500
Common stock issued in connection with settlement of liabilities	$83,479	$–
Original issue discount on notes payable	$–	$26,250
Original issue discount on convertible notes payable-related party	$–	$17,500
Beneficial conversion feature-convertible note	$–	$261,450
Conversion of promissory note to convertible note	$–	$25,000
Increase in note principal as per forbearance agreement	$–	$1,000

See accompanying notes to the consolidated financial statements

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

NOTE 2 – GOING CONCERN AND MANGAGEMENT’S LIQUIDITY PLANS

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $5.0 million and net cash used in operations of approximately $725,000 for the year ended December 31, 2017. In addition, the Company has notes payable in default (see Note 7). These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

The Company's primary source of operating funds since inception has been cash proceeds from debt and equity financing. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. (See Note 11)

The Company requires immediate capital to remain viable. The Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. There can be no assurance that such a plan will be successful. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Peerlogix Technologies, Inc. and IP Squared Technologies Holdings, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Revenue Recognition

The Company recognizes revenue when four basic criteria are met before: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for adjustments are provided for in the same period the related sales are recorded.

At the time of each transaction, management assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. Collectability is assessed based on a number of factors, including past transaction history with the client and the creditworthiness of the client.

The Company generates revenue primarily by licensing our Over-the-Top audience dataset to platforms and channel partners.  As such, the Company predominantly contracts with Data Management Platforms (DMPs) and Demand Side Platforms (DSPs) (collectively, “Demand Partners”) who license the Company’s solution to use in conjunction with other solutions offered to their advertiser clients, including brands and advertising agencies. When the Company contracts with a Demand Partner, it acts as an agent for a disclosed or undisclosed principal, which is the advertiser. The Company contracts with Demand Partners, including DMPs and DSPs representing advertisers, are generally in the form of a revenue share between the Demand Partner and the Company. Revenue payouts to the Company typically occur within sixty (60) days after the end of each calendar month, and the contracts typically have an initial term of a year. Due to the uncertainly of amount of revenue earned during the process, it is recognized upon payout and receipt of payment. Revenue through December 31, 2017 had been de minimis to the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017 and 2016, the Company does not have any cash equivalents.

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

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The Company assessed the classification of its common stock purchase warrants as of the date of each equity offering and determined that such instruments met the criteria for equity classification, as the settlement terms indicate that the instruments are indexed to the entity’s underlying stock.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.

Derivative Liabilities

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature which provided for the settlement of certain convertible promissory notes into shares of common stock at a rate which was determined to be variable with no floor. The Company determined that the conversion feature was an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option, if applicable, at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The fair values of conversion options that are convertible at a variable conversion price are valued using a Black-Scholes Valuation Model. The Company determined the fair value of the conversion option using either the Black-Scholes Valuation Model or the Binomial Lattice Model to be materially the same.

The Black-Scholes Valuation Model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the instrument granted.

The principal assumptions used in applying the Black-Scholes model were as follows:

Year Ended
December 31, 2017
Risk-free interest rate	0.52 – 2.20%
Contractual term	0.02 - 4.00 years
Expected volatility	200% - 353%
Dividends	0.0%

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

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Total shares issuable upon the exercise of warrants, exercise of stock options and conversion of convertible promissory notes for the year ended December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Warrants	36,305,369	8,956,677
Stock options	24,550,000	12,300,000
Convertible promissory notes and accrued interest	35,227,200	11,408,333
Total	96,082,569	32,665,010

For the year ended December 31, 2017, 4,269,941 warrants were included in basic and diluted loss per share as their exercise price was determined to be nominal.

Income Taxes

Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

The Company follows a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on the recognition, classification, interest and penalties in interim periods, disclosure and transition.

The Company classifies interest expense and any related penalties, if any, related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2017 and 2016.

Management has evaluated and concluded that there was no material uncertain tax positions requiring recognition in the Company’s financial statements for the years ended December 31, 2017 and 2016. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Research and development costs

All research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred minimal research and development expenses for the years ended December 31, 2017 and 2016.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $6,453 and $4,333 as advertising costs for the years ended December 31, 2017 and 2016, respectively.

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash.

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Fair Value of Financial Instruments

The carrying amounts of cash and accounts payable approximate fair value due to the short-term nature of these instruments.

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

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the warrant liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Principal Financial Officer determines its valuation policies and procedures.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Principal Financial Officer.

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

December 31, 2017		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features	$935,274	$–	$–	$935,274	$935,274

December 31, 2016		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features	$-	$–	$–	$-	$-

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the two years ended December 31, 2017:

Fair Value Measurement Using Level 3 Inputs
Total

Balance, December 31, 2016 (and prior)	$–
Reclassification of derivative liability from equity	172,036
Issuances, reassessments and settlements	2,552,772
Reclassification of derivative liability to equity	(48,093)
Change in fair value	(1,741,441)
Balance, December 31, 2017	$935,274

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

Recently Adopted Accounting Guidance

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (Topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted the provisions of ASU 2016-06 on January 1, 2017. The adoption of ASU 2016-06 did not materially impact its consolidated financial position, results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (Topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted the provisions of ASU 2016-09 on January 1, 2017. The adoption of ASU 2016-09 did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company anticipates using the modified retrospective transition method beginning with the first quarter of fiscal 2019. The adoption of ASU 2014-09 using the modified retrospective transition method in the first quarter of fiscal 2019 is not anticipated to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Compensation-Stock Compensation. An entity should account for the effects of a modification unless all the following are met: (1.) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2.) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3.) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this new standard on its financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

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

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 5 – NOTES PAYABLE

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

During the year ended December 31, 2017, the Company repaid the remaining $106,000 in principal along with outstanding accrued interest of $12,687 on a promissory note which was previously in default. The outstanding principal balance on the note at December 31, 2017 was $0.

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

If the Company fails to file the registration statement on or prior to the Filing Date, or fails to maintain the effectiveness of the registration statement pursuant to the terms of the RRA, the Company may be subject to partial cash liquidated damages, and not as a penalty, equal to $2,500 per month (not to exceed an aggregate of $20,000), pro-rated for periods of less than 30 days. If the Company fails to pay any partial liquidated damages in full within seven (7) days after the date payable, the Company will pay interest, as an addition to the stated original issue discount, thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to Pinewood, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. As of the date of this report the registration statement has not been filed. For the year ended December 31, 2017 and 2016, the Company has accrued liquidated damages of $0 and $20,000 along with accrued interest of $4,051 and $1,359, respectively, and has recorded such amounts in interest expense in the consolidated statement of operations.

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

On August 22, 2016, the Company issued an unsecured convertible promissory note in principal amount of $25,000 to an accredited investor through a private placement. The note bears interest at a rate of 12% per annum, with maturity on the earlier of i) September 22, 2016 or ii) an offering of securities of the Company through WestPark. On September 22, 2016, the promissory note was converted into a convertible note per the contractual terms of the WestPark Offering (See Note 6 and Note 9).

As part of the transaction, the Company incurred placement agent fees of $3,250 which were recorded as debt issuance costs. The debt issuance costs were accreted over the life of the notes to interest expense.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	December 31,
	2017	2016
Offering 3	$825,500	$600,500
Offering 4	439,550	–
Offering 5	200,000	–
Offering 6	245,000	–
Total	1,710,500	600,500
Less: debt discount	277,969	512,014
Net	$1,432,081	$88,486

Offering 3, 4,5,6 (collectively referred to as “Offerings”):

During the years ended December 31, 2017 and 2016, the Company sold $1,110,000 and $600,500, respectively, of Units to investors. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share. The Offerings Notes are due six months after the issuance of each note, as amended.

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

The conversion feature of the Offerings Notes issued during 2016 was accounted for in the previous year initially as equity. The Company concluded the conversion feature of the Notes did not qualify as a derivative because there was no market mechanism for net settlement and they were not readily convertible to cash.

The Company reassessed the conversion feature of the Offerings Notes issued during 2016 for derivative treatment during January 2017 and concluded its shares were readily convertible to cash based on the current trading volume of the Company’s stock. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment.

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

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The conversion feature of new Notes issued during the year ended December 31, 2017, gave rise to a derivative liability of $1,544,007. The gross proceeds from the sale of the Notes were recorded net of a discount of $1,167,289. The debt discount relates to fair value of the conversion option, issuance costs, any allocated fair value of issued warrants and placement agent warrants. The debt discount is charged to interest expense ratably over the term of the convertible note. The fair value of the conversion option on the date of issuance in excess of the net proceeds of the note was recorded to interest expense on the date of issuance.

In addition, to the extent that any investor that acquires Units in these Offerings had previously acquired securities issued by the Company or its subsidiary in one of the two prior private offerings placed by the Placement Agent (each a “Prior Offering”), which collectively raised gross proceeds of $1,510,000 (each an “Existing Investor”), the Company has agreed to provide additional consideration to each such Existing Investor as follows: (i) if the Existing Investor acquires Units in this Offering in an amount equal to fifty percent (50%) or greater than the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive (a) an additional 7.33 shares, as amended, (if the investor invested in the first Prior offering) or 9 shares, as amended, of the Company’s common stock (if the investor invested in the second Prior Offering) (each “Incentive Shares”); and (b) the exercise price of each of the warrants purchased by the Existing Investor will be reduced from $0.60 per share (if the investor invested in the first Prior Offering) or $0.72 per share (if the investor invested in the second Prior Offering) to $0.10 per share (the “Incentive Warrant Price Reduction”); and (ii) if the Existing Investor acquires Units in this Offering in an amount equal to less than fifty percent (50%) of the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive a pro-rata number of Incentive Shares and Incentive Warrant Price Reduction on only a pro-rata portion of the warrants acquired by the Existing Investor in the Prior Offering.

During the year ended December 31, 2017, the Company issued investors who invested in prior offerings 8,211,333 shares of common stock and reduced the exercise price of 954,083 warrants as per the terms above. The incentive shares were recorded as a debt discount of $5,972 on the date of issuance based on the relative fair value of the shares.

Upon modification, it is required to analyze the fair value of the instruments, before and after the modification, recognizing the increase as a charge to the statement of operations. The Company computed the fair value of the warrants directly preceding the modification and compared the fair value to that of the modified warrants with new terms. The Company recorded the increased value of the warrants of $37,329 to interest expense with an offsetting entry to additional paid in capital on the date of the modification.

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

During the year ended December 31, 2017, the Company issued warrants to acquire an aggregate of 11,883,331 shares of the Company’s common stock at $0.10 per share for four years in connection with the extension of the above described notes. The determined fair value at the date of issuance of $890,372 was charged as loss on extinguishment of debt.

As part of the transactions, the Company incurred placement agent fees based on the aggregate gross proceeds raised during the year ended December 31, 2017, or $208,862, which were recorded as debt issuance costs. In addition, during the year ended December 31, 2017, the Company issued the placement agent warrants an aggregate of 3,219,106 common shares and was obligated to issue an additional 1,333,467 warrants (See Note 11). The placement agent warrants have an exercise price of $0.001 per share, have a seven (7) year term and vest immediately.

NOTE 7 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On April 8, 2016 (the “Initial Closing Date”), we entered into a Securities Purchase Agreement (the “SPA”) with Attia Investments, LLC, a related party (the “Investor”). A shareholder of the Company who previously owned in-excess of 5% of the Company’s common stock is the managing member of Attia Investments, LLC. Under the Agreement, we issued and sold to the Investor, and the Investor purchased from us, Debentures in the principal amount of $87,500 for a purchase price of $70,000 (together the “Debentures”), bearing interest at a rate of 0% per annum, with an original maturity on October 8, 2016, further extended to April 8, 2017. The Debentures are secured by all assets of the Company. The Company is currently in default of the SPA, making the entire unpaid principal and interest due and payable. The investor has initiated a claim against the Company for payment of a loan in default. Subsequent to December 31, 2017, the company accepted a settlement totaling approximately $90,000 cash and 750,000 shares of stock. The company has accounted for it in accordance with ASC450.

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The conversion feature has been measured at fair value using a Black Scholes model at the reassessment date and the period end. The conversion feature, when reassessed, gave rise to a derivative liability of $154,100. In accordance with ASC 815, $42,602 was charged to paid-in-capital since a beneficial conversion feature was recorded on the original issue date. In addition, the Company recorded a debt discount to the Notes of $70,000 relating to the fair value of the conversion option. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

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

During the year ended December 31, 2017, the Company repaid $50,018 in principal and $2,982 in accrued interest on certain convertible notes to related parties. Upon repayment derivative liabilities in the amount of $48,093 were reclassified to equity. The outstanding principal balance on the Debentures at December 31, 2017 and 2016 was $41,857 and $70,000, respectively.

NOTE 8 – LOANS PAYABLE - OFFICERS

During the current and prior periods, one of the Company’s officers made non-interest bearing loans to the Company in the form of cash and payments to vendors on behalf of the Company. The loans are due on demand and unsecured. As of December 31, 2017 and 2016, the Company is reflecting a liability of $9,941 and $34,254, respectively. The Company did not impute interest on the loan as it was deemed to be de minimis to the consolidated financial statements.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common stock issued for cash

On September 9, 2016, the Company sold 57,000 shares of common stock to an investor for proceeds of $2,000.

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Common stock issued for services

During the year ended December 31, 2016, the Company issued an aggregate of 40,000 restricted common shares to a consultant with a fair value of $8,000. The shares represented a bonus on a previous investor and public relations agreement. These shares vested immediately on the date of issuance. The Company has recorded $8,000 in stock-based compensation expense for the year ended December 31, 2016, which is a component of professional fees in the consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the year ended December 31, 2016, the Company issued an aggregate of 500,000 restricted common shares to a consultant with a fair value of $56,667. The shares were issued as per the terms of an investor and public relations agreement. These shares vested immediately on the date of issuance. The Company has recorded $56,667 in stock-based compensation expense for the year ended December 31, 2016, which is a component of professional fees in the consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

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

During the year ended December 31, 2016, the Company issued an aggregate of 100,000 restricted common shares to a consultant with a fair value of $14,200. The shares were issued as per the terms of a board advisory agreement. These shares vested immediately on the date of issuance. The value of the shares will be expensed on a straight-line basis over the term of the agreement. The Company has recorded $1,754 in stock-based compensation expense for the year ended December 31, 2016, which is a component of professional fees in the consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the year ended December 31, 2016, the Company issued an aggregate of 675,000 restricted common shares to a placement agent with a fair value of $67,500. The shares were issued upon entering into a Financial Advisory and Investment Banking Agreement. These shares vested immediately on the date of issuance. The Company has recorded $67,500 in stock-based compensation expense for the year ended December 31, 2016, which is a component of professional fees in the consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

During the year ended December 31, 2016, the Company issued an aggregate of 450,375 restricted common shares to a placement agent with a fair value of $65,385. The shares were granted as compensation to the placement agent for Units sold in the Offering during the year ended December 31, 2016. The shares were valued based on the quoted closing trading price on the date of issuance.

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

During the year ended December 31, 2017, the Company issued an aggregate of 4,300,000 restricted common shares to consultants with a fair value of $304,830. These shares vested immediately on the date of issuance. The Company has recorded $304,830 in stock-based compensation expense for the year ended December 31, 2017, which is a component of professional fees in the consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

During the year ended December 31, 2017, the Company issued an aggregate of 819,750 restricted common shares to a placement agent with a fair value of $126,287 (See Note 6). The shares were granted as compensation to the placement agent for Units sold in Offering 3 during the year ended December 31, 2017. The shares were valued based on the quoted closing trading price on the date of issuance.

Common stock issued with convertible notes

During the year ended December 31, 2016, the Company issued an aggregate of 6,229,999 restricted common shares to investors as part of a private placement of the Company’s debt and equity securities (See Note 6).

During the year ended December 31, 2017, the Company issued an aggregate of 8,211,333 restricted common shares to investors as part of a private placement of the Company’s debt and equity securities (See Note 6).

Common stock issued with convertible notes - related party

During the year ended December 31, 2016, the Company issued an aggregate of 175,000 restricted common shares to a related party investor as part of a private placement of the Company’s debt and equity securities (See Note 7).

During the year ended December 31, 2017, the Company issued an aggregate of 218,750 restricted common shares to an investor related to the modification of the terms of an existing convertible note (See Note 7).

Common stock issued with promissory notes

During the year ended December 31, 2016, the Company issued an aggregate of 100,000 restricted common shares to an investor as part of a private placement of the Company’s debt and equity securities (See Note 5).

Common stock issued in connection with settlement of vendor liabilities

During the year ended December 31, 2017, the Company issued an aggregate of 878,710 restricted common shares to vendors to settle liabilities in the amount of $83,479. The shares were valued based on the quoted closing trading price on the vesting date. In connection with the settlement, the Company recorded a gain on settlement of vendor debt of $29,122.

Common stock issued in payment of interest on convertible notes payable

During the year ended December 31, 2017, the Company issued an aggregate of 4,833,000 restricted common shares in settlement of accrued interest on convertible notes payable in the amount of $289,980. The shares were valued based on the quoted closing trading price on the vesting date of $419,180. In connection with the settlement, the Company recorded the excess of fair value of common stock and settled interest as a reduction in the derivative liability.

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

Shares issued under the 2016 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2016 Plan. In addition, the number of shares of common stock subject to the 2016 Plan, any number of shares subject to any numerical limit in the 2016 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction. As of December 31, 2017, no shares remain available for future issuance under the 2016 Plan.

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

During the year ended December 31, 2016, the Company granted of an aggregate of 200,000 stock options to two advisory board members, having a total grant date fair value of approximately $9,600. The options have an exercise price ranging from $0.06 to $0.10 per share; have a ten (10) year term and a vesting period of 1 year. These options will be revalued at the end of each reporting period until they vest and will be expensed on a straight-line basis over the term of the agreements.

During the year ended December 31, 2017, the Company granted its interim Chief Executive Officer an aggregate of 7,000,000 stock options with an exercise price of $0.11 for services rendered, having a total grant date fair value of approximately $409,000. 1,000,000 options vest immediately and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.25 and expire between in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.50 and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.75 and expire in 2027. 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $1.00 and expire in 2027. 1,000,000 of the options contain only service conditions and will be expensed on a straight-line basis over the service period of the agreement. The remaining options contain market conditions and are being expensed over the derived service period as computed by a Monte Carlo pricing model.

During the year ended December 31, 2017, the Company granted its Chairman of the Board an aggregate of 5,250,000 stock options with an exercise price of $0.07 for services rendered, having a total grant date fair value of approximately $128,525. 1,750,000 options vest immediately and expire in 2027. 1,750,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.20 and expire between in 2027. 1,750,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.40 and expire in 2027. 1,750,000 of the options contain only service conditions and will be expensed on a straight-line basis over the service period of the agreement. The remaining options contain market conditions and are being expensed over the derived service period as computed by a Geometric Brownian pricing model.

The Company uses the Black-Scholes model to determine the fair value of awards granted that contain typical service conditions that affect vesting. The Company uses the Monte Carlo or Geometric Brownian model to determine the fair value of awards granted that contain complex features such as market conditions because the Company believes the method accounts for multiple embedded features and contingencies in a superior manner than a simple Black Scholes model. In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and differing terms. In applying the Black-Scholes, Monte Carlo or Geometric Brownian option pricing models to options granted, the Company used the following assumptions:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Risk free interest rate	1.83-1.92%	0.087-2.45%
Dividend yield	0.00%	0.00%
Expected volatility	70.00-298.88%	59.00-83.71%
Expected life in years	10	5-10
Forfeiture rate	0.00	0.00%

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Since the Company has limited trading history in 2016 and 2017, volatility was determined by averaging volatilities of comparable companies in addition to its historical trading history. The Company determined it did not have sufficient data to estimate the volatility using the only Company’s own historical stock prices as compared to comparable companies.

The Company uses the simplified method to calculate expected term of share options and similar instruments issued to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The contractual term is used as the expected term for share options and similar instruments issued to non-employees and for options valued using the Monte Carlo or Geometric Brownian model.

The following is a summary of the Company’s stock option activity during the two years ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding-January 1, 2016	–	$–	–
Granted	12,300,000	0.11	5.94
Exercised	–	–	–
Forfeited/Canceled	–	–	–
Outstanding – December 31, 2016	12,300,000	$0.11	5.64
Granted	12,250,000	0.09	10.00
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding – December 31, 2017	24,550,000	$0.10	7.03
Exercisable – December 31, 2017	5,150,000	$0.09	8.10

At December 31, 2017, the aggregate intrinsic value of options outstanding and exercisable was $0.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $450,413 and $166,565, for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, stock-based compensation of $487,684 remains unamortized and is expected to be amortized over the weighted average remaining period of 2.75 years.

Warrants

The Company used the Black-Scholes model to determine the fair value of warrants granted during the years ended December 31, 2017 and 2016. In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Risk free interest rate	1.10 – 2.14%	1.13 – 1.92%
Dividend yield	0.00%	0.00%
Expected volatility	65.32-316.98%	68.46 – 84.00%
Contractual term (years)	3.1-5	3.3 - 4

The following is a summary of the Company’s warrant activity during the two years ended December 31, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding-January 1, 2016	2,951,669	$0.66	4.54
Granted	6,005,008	0.10	4.00
Exercised	–	–	–
Forfeited/Canceled	–	–	–
Outstanding – December 31, 2016	8,956,677	$0.20	3.65
Granted	27,348,692	0.09	4.11
Exercised	–	–	–
Forfeited/Canceled	–	–	–
Outstanding and Exercisable – December 31, 2017	36,305,369	$0.11	3.74

At December 31, 2017, the aggregate intrinsic value of warrants outstanding and exercisable was $217,317.

The following is additional information with respect to the Company's warrants as of December 31, 2017:

Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Currently Exercisable
4,219,941	$0.001	6.37	4,219,941
50,000	$0.01	2.18	50,000
1,000,000	$0.06	4.28	1,000,000
27,842,093	$0.10	3.34	27,842,093
1,000,000	$0.12	4.28	1,000,000
1,000,000	$0.18	4.28	1,000,000
418,333	$0.60	2.35	418,333
775,002	$0.72	2.62	775,002
36,305,369			36,305,369

In April 2017, in exchange for services rendered, the Company issued 1,000,000, 1,000,000 and 1,000,000 warrants to purchase shares of the Company’s common stock with exercise prices of $0.06, $0.12 and $0.18 per share, respectively that vested immediately. The fair value on the grant date of the warrants was $112,717 was charged to operations as services.

During the year ended December 31, 2017, the Company issued an aggregate of 9,246,257 warrants to purchase the Company’s common stock at $0.10 per share, expiring four years from issuance, in connection with the issuance of convertible notes payable. In addition, the Company issued 3,219,106 warrants to purchase the Company’s common stock at $0.001 per share, expiring seven years from issuance for placement agent services.

During the year ended December 31, 2017, the Company issued an aggregate of 11,883,329 warrants to purchase the Company’s common stock at $0.10 per share, expiring four years from issuance, in connection with the six month extension of previously issued convertible notes payable. The fair value on the grant date of the warrants was $767,936 was charged to operations as loss on extinguishment of debt.

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

Attia Enterprises, a creditor, has initiated a claim against the Company for $87,500 relating to a loan due of $46,664 including interest currently in default. The Company retained counsel for representation in the matter. Subsequent to December 31, 2017, the company accepted a settlement totaling approximately $90,000 cash and 750,000 shares of stock. The company has accounted for it in accordance with ASC450.

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

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters other than described above that are deemed material to the consolidated financial statements as of December 31, 2017 and 2016.

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

On March 6, 2017, William Gorfein resigned as the Company’s Chief Executive Officer and was named the Company’s Chief Strategy Officer and Principal Financial Officer. No changes were made to Mr. Gorfein’s existing employment agreement.

Payroll Tax Liabilities

As of December 31, 2017, and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns with respect to penalties and interest are estimated to be $10,118 and $10,493 as of December 31, 2017 and 2016, respectively which have been included in other accrued liabilities at December 31, 2017 and 2016 in the accompanying consolidated Balance Sheets.

Placement Agent and Finders Agreements

In 2016 and 2017, the Company entered into a Financial Advisory and Investment Banking Agreements with WestPark Capital, Inc. (“WestPark”) (the “WestPark Advisory Agreements”). Pursuant to the WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of the Company’s debt and/or equity securities (the “Securities”).

The Company, upon each closing of the Financing will pay consideration to WestPark, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing from the sale of Securities placed by WestPark and warrants in the amount of 10% of the aggregate gross proceeds. The Company will also pay all WestPark legal fees and expenses as well as a 3% non-accountable expense allowance of the aggregate gross proceeds raised in the Financing. The Placement Agent Warrants will have: (a) a nominal exercise price of $0.001 per share, (b) a seven year term, and (c) a cashless exercise provision. The shares underlying the Placement Agent Warrants will have standard piggyback registration rights.

During the year ended December 31, 2017, in addition to the cash fees, the Company issued 1,319,750 shares and 3,219,106 warrants to acquire the Company’s common stock at $0.001 per share for seven years as placement agent fees as per the terms of the WestPark Advisory Agreements. In addition, as of December 31, 2017, the Company is obligated to issue an additional 1,333,467 warrants for placement agent fees with an exercise price of $0.001, expiring seven years from issuance date.

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Operating Lease

The Company had an operating lease for its New York office facility under a month-to-month agreement which ended on March 31, 2016. The Company is not currently a party to any operating lease agreements. Rent expense for the year ended December 31, 2017 and 2016 totaled $0 and $20,231, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

See Notes 7 and 8.

NOTE 12 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets as of December 31, 2017 and 2016 are presented below:

The income tax provision (benefit) consists of the following:

	2017	2016
Federal
Current	$–	$–
Deferred	(94,974)	(377,200)
State and local
Current	–	–
Deferred	(42,630)	(104,600)
Change in valuation allowance	137,604	481,800
Income tax provision (benefit)	$–	$–

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
U.S. Federal statutory rate	(34.0% )	(34.0%	)
State tax, net of federal tax benefit	(9.4)	(9.42)
Federal tax rate change	10.9	–
Stock based compensation	8.9	10.33
Non-deductible interest expense	27.9	6.46
Other permanent differences	(7.0)	0.56
Change in valuation allowance	2.7	26.07
Income tax provision (Benefit)	0.0%	0.0%

As of December 31, 2017 and 2016 the deferred tax assets consisted of the following:

	2017	2016
Deferred Tax Assets:
Net operating loss carryovers	$1,269,504	$1,131,900
Total deferred tax asset	1,269,504	1,131,900
Valuation allowance	(1,269,504)	(1,131,900)
Net Deferred Tax Asset, net of valuation allowance	$–	$–

PEERLOGIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The Company is required to file its income tax returns in the U.S. federal jurisdiction and the state of New York and such returns are subject to examination by tax authorities. Tax returns for the years ended December 31, 2015, 2016 and 2017 remain open to Internal Revenue Service and State audits.

The Company is in the process of filing its federal and state tax returns for the years ended December 31, 2017, 2016, 2015 and 2014. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2017, the Company had approximately $4.2 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2035 unless utilized. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more likely than not that the future benefits of its deferred tax assets will not be realized and has therefore established a full valuation allowance.

On December 22, 2017, new legislation was signed into law, informally titled the Tax Cuts and Jobs Act, which included, among other things, a provision to reduce the federal corporate income tax rate to 21%.  Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets have been revalued from 34% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets of approximately $1,800,000 have been revalued to approximately $1,300,000 with a corresponding decrease to the Company’s valuation allowance. Therefore, there was no net impact on the Company’s financial statements for the year ended December 31, 2017.

On December 22, 2017, the SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of ASC Topic 740 in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act.  The Company is complete with its accounting for the effects of the Tax Act, however, as additional guidance and interpretation may be issued by the U.S. Treasury Department, the IRS and other standard setting bodies, the Company may be required to make adjustment and/or additional disclosure relating to its gross deferred tax assets in 2018.

NOTE 13 – SUBSEQUENT EVENTS

Financing

In 2018, the Company sold an aggregate of $111,900 of Units to five investors under Offering 6. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Offering 6 Notes”) and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Offering 6 Note is initially convertible, exercisable at a price of $0.06 per share. The Offering 6 Notes are due six months after the issuance of each note. In connection with the sale of $91,500 of Units, the Company issued an aggregate of 932,500 four year warrants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeerLogix, Inc.

By:	/s/ Ray Colwell
Ray Colwell
Chief Executive Officer

By:	/s/ William Gorfein
William Gorfein
Principal Financial Officer

Dated: April 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ray Colwell	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2018

/s/William Gorfein	Principal Financial Officer and Director	April 30, 2018

/s/ Kevin Richardson	Chairman of the Board	April 30, 2018
Kevin Richardson

24