Form 10-Q
period 2018-03-31
PeerLogix, Inc.
filed 2018-06-19
CIK 1603494

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2018

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of June 12, 2018, was 46,922,368 shares.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$21,670	$14,086
Prepaid expenses and other current assets	11,509	19,070
Total current assets	33,179	33,156

Total assets	$33,179	$33,156

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$362,466	$421,518
Accrued payroll and related expenses	411,930	371,069
Accrued directors' fees	110,075	95,075
Other accrued liabilities	346,089	203,719
Demand loans payable	15,000	15,000
Settlement payable	139,500	41,857
Convertible notes payable-net of debt discount of $245,561 and $277,969, respectively	1,645,389	1,432,081
Loans payable-officers	–	9,941
Derivative liabilities	1,452,577	935,274
Total current liabilities	4,483,026	3,525,534

Total liabilities	4,483,026	3,525,534

Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	–	–
Common stock, par value $0.001; 100,000,000 shares authorized; 46,122,368 shares issued and outstanding as of March 31, 2018 and December 31, 2017	46,122	46,122
Additional paid in capital	4,958,860	4,850,445
Accumulated deficit	(9,454,829)	(8,388,945)
Total stockholders' deficit	(4,449,847)	(3,492,378)

Total liabilities and stockholders' deficit	$33,179	$33,156

See the accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2018	2017

Revenue	$6,093	$–

Operating expenses:
General and administrative	192,805	502,067
Total operating expenses	192,805	502,067

Loss from operations	(186,712)	(502,067)

Other income (expense):
Interest expense	(402,660)	(2,133,455)
Change in fair value of derivative liabilities	(385,534)	1,219,321
Loss on loan receivable	–	(37,500)
Loss on settlement of debt	(90,978)	(52,312)
Total other income (expense)	(879,172)	(1,003,946)

Net loss	$(1,065,884)	$(1,506,013)

Net loss per common share-basic and diluted	$(0.02)	$(0.05)

Weighted average common shares outstanding-basic and diluted	50,392,309	32,248,283

See accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

THREE MONTHS ENDED MARCH 31, 2018

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	46,122,368	$46,122	$4,850,445	$(8,388,945)	$(3,492,378)
Fair value of warrants issued in connection with convertible notes payable	–	–	29,823	–	29,823
Reclassify derivative liability to equity upon payoff of convertible notes payable	–	–	14,180	–	14,180
Stock based compensation	–	–	64,412	–	64,412
Net loss	–	–	–	(1,065,884)	(1,065,884)
Balance, March 31, 2018 (unaudited)	46,122,368	$46,122	$4,958,860	$(9,454,829)	$(4,449,847)

See accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,065,884)	$(1,506,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	64,412	226,628
Amortization of debt discounts	243,308	614,624
Non cash interest	–	1,406,711
Change in fair value of derivative liabilities	385,534	(1,219,321)
Loss on loan receivable	–	37,500
Loss on settlement of debt	90,978	52,312
Modification of investor warrants	–	34,586
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,561	20,090
Accounts payable	(59,052)	37,898
Accrued payroll and related expenses	30,542	42,427
Accrued director fees	15,000	15,000
Other accrued liabilities	159,354	54,435
Net cash used in operating activities	(128,247)	(183,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to abandoned acquisition target	–	(37,500)
Net cash used in investing activities	–	(37,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	175,772	183,862
Repayments of notes payable-related party	–	(5,000)
Repayments of convertible notes payable	(30,000)	–
Repayments of officer loans	(9,941)	(1,833)
Net cash provided by financing activities	135,831	177,029

Net change in cash	7,584	(43,594)

Cash-beginning of period	14,086	56,022
Cash-end of period	$21,670	$12,428

Supplemental disclosures of cash flow information:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure on non-cash investing and financing activities:
Debt discount paid in form of warrants	$29,823	$5,450
Debt discount recorded on convertible debt accounted for as derivative liabilities	$175,772	$379,353
Repurchase of beneficial conversion feature due to reassessment of derivative liability	$–	$172,036
Reclassification of derivative liability to equity	$14,180	$11,779
Debt issuance cost paid in form of common stock and warrants	$–	$191,047
Common stock issued in connection with settlement of liabilities	$–	$57,500

See accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017, and the statement of cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 30, 2018.

NOTE 2 – GOING CONCERN AND MANGAGEMENT’S LIQUIDITY PLANS

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $1,066,000 and net cash used in operations of approximately $128,000 for the three months ended March 31, 2018. In addition, the Company has notes payable in default (see Note 6). These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements.

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

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

Total shares issuable upon the exercise of warrants, exercise of stock options and conversion of convertible promissory notes for the three months ended March 31, 2018 and 2017 were as follows:

	March 31,
	2018	2017
Warrants	38,062,869	11,206,681
Stock options	24,550,000	19,300,000
Convertible promissory notes and accrued interest	41,656,279	17,302,005
Total	104,269,148	47,808,686

For the three months ended March 31, 2018, 4,269,941 warrants were included in basic and diluted loss per share as their exercise price was determined to be nominal.

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

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

The principal assumptions used in applying the Black-Scholes model were as follows:

Three Months Ended
March 31, 2018
Risk-free interest rate	1.63% – 1.93%
Contractual term	0.02 - 4.00 years
Expected volatility	265.65%
Dividends	0.0%

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

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

March 31, 2018		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features	$1,452,577	$–	$–	$1,452,577	$1,452,577

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2018:

Fair Value Measurement Using Level 3 Inputs
Total

Balance, December 31, 2017	$935,274
Issuances	145,949
Reclassify to equity upon note payoff	(14,180)
Change in fair value	385,534
Balance, March 31, 2018	$1,452,577

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

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value because of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2017-11 did not materially impact the Company’s condensed consolidated financial position, results of operations or cash flows.

There were no other new accounting pronouncements that were issued or became effective since the issuance of the Company’s 2017 Annual Report on Form 10-K that had, or are expected to have, a material impact on its condensed consolidated financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 4 – SETTLEMENT PAYABLE

On April 8, 2016 (the “Initial Closing Date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with Attia Investments, LLC, a related party (the “Investor”). A shareholder of the Company who previously owned in-excess of 5% of the Company’s common stock is the managing member of Attia Investments, LLC. Under the Agreement, we issued and sold to the Investor, and the Investor purchased from us, Debentures in the principal amount of $87,500 for a purchase price of $70,000 (together the “Debentures”), bearing interest at a rate of 0% per annum, with an original maturity on October 8, 2016, further extended to April 8, 2017. The Debentures are secured by all assets of the Company. The Company was in default of the SPA, making the entire unpaid principal and interest due and payable. The investor has initiated a claim against the Company for payment of a loan in default. Subsequent to March 31, 2018, the Company accepted a settlement totaling approximately $90,000 cash and 800,000 shares of stock. As such, the Company has reclassified the note payable-related party to settlement payable and accrued the estimated fair value of the settlement of $139,500. In connection with the settlement, the Company recorded a loss on settlement of debt of $90,978 in current period operations.

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	March 31,	December 31,
	2018	2017
Offering 3	$825,500	$825,500
Offering 4	439,550	439,550
Offering 5	200,000	200,000
Offering 6	425,900	245,000
Total	1,890,950	1,710,500
Less: debt discount	245,561	277,969
Net	$1,645,389	$1,432,081

Offering 6:

During the three months ended March 31, 2018, the Company sold $210,900 of Units to investors. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share. The Offerings Notes are due six months after the issuance of each note, as amended.

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

The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at the assessment date and the period end. The conversion feature, when assessed, gave rise to a derivative liability of $145,949. The Company recorded an aggregate debt discount to the Notes of $210,900 comprised of i) $145,949 relating to the fair value of the conversion option, which was recorded as a derivative liability ii) $35,128 of incurred issuance costs and iii) $29,823 allocated fair value of the issued warrants. The debt discounts are amortized ratably to interest expense over the term of the notes.

At March 31, 2018, the Company reassessed the fair value of the conversion feature of the issued and outstanding notes and accrued interest and determined the estimated fair value of the derivative liability of $1,452,577. The Company recorded a loss on change in fair value of derivative liabilities of $385,533 for the three months ended March 31, 2018.

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT

Warrants

The Company used the Black-Scholes model to determine the fair value of warrants granted during the three months ended March 31, 2018. In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

Three Months Ended March 31, 2018
Risk free interest rate	2.41 – 2.59%
Dividend yield	0.00%
Expected volatility	170.30%-264.49%
Contractual term (years)	4

The following is a summary of the Company’s warrant activity during the three months ended March 31, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2017	36,305,369	$0.11	3.74
Granted	1,757,500	0.10	4.00
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding and Exercisable – March 31, 2018	38,062,869	$0.11	3.51

At March 31, 2018, the aggregate intrinsic value of warrants outstanding and exercisable was $304,176.

The following is additional information with respect to the Company's warrants as of March 31, 2018:

Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Currently Exercisable
4,219,941	$0.001	6.12	4,219,941
50,000	$0.01	1.93	50,000
1,000,000	$0.06	4.03	1,000,000
29,599,593	$0.10	3.14	29,599,593
1,000,000	$0.12	4.03	1,000,000
1,000,000	$0.18	4.03	1,000,000
418,333	$0.60	2.11	418,333
775,002	$0.72	2.37	775,002
38,062,869			38,062,869

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

During the three months ended March 31, 2018, the Company issued an aggregate of 1,757,500 warrants to purchase the Company’s common stock at $0.10 per share, expiring four years from issuance, in connection with the issuance of convertible notes payable.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters other than described above that are deemed material to the condensed consolidated financial statements as of March 31, 2018.

Payroll Tax Liabilities

As of March 31, 2018, and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns with respect to penalties and interest are estimated to be $10,319 and $10,118 as of March 31, 2018 and December 31, 2017, respectively which have been included in other accrued liabilities at March 31, 2018 and December 31, 2017 in the accompanying condensed consolidated Balance Sheets.

Placement Agent and Finders Agreements

In 2018, the Company entered into a Financial Advisory and Investment Banking Agreements with WestPark Capital, Inc. (“WestPark”) (the “WestPark Advisory Agreements”). Pursuant to the WestPark Advisory Agreement, WestPark shall act as the Company’s financial advisor and placement agent in connection with a best efforts private placement (the “Financing”) of the Company’s debt and/or equity securities (the “Securities”).

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

NOTE 8 – SUBSEQUENT EVENTS

Financing

In April and May 2019, the Company sold an aggregate of $160,000 of Units to six investors under Offering 6. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 (the “Offering 6 Notes”) and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Offering 6 Note is initially convertible, exercisable at a price of $0.06 per share. The Offering 6 Notes are due six months after the issuance of each note. In connection with the sale of $160,000 of Units, the Company issued an aggregate of 1,333,334 four year warrants.

Equity issuances

In April 2018, the Company issued 800,000 shares of its common stock in part of settlement agreement to Attia Investments LLC as described in Note 4.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table sets forth the summary statement of operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$6,093	$–
Operating Expenses	$(192,805)	$(502,067)
Interest Expense	$(402,661)	$(2,133,455)
Change in fair value of derivative liabilities	$(385,534)	$1,219,321
Loss on extinguishment of debt and loan receivable	$(90,977)	$(89,812)
Net Loss	$(1,065,884)	$(1,506,013)

Revenues: From inception through March 31, 2018 the Company has generated minimal revenues.

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

Operating expenses decreased by 61.6% during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The overall $309,262 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase of payroll and related expenses of $52,823 due to an increase in officers’ salaries and a new employee.

•	A decrease in equity-based compensation expense of $162,216. During the three months ended March 31, 2018, the Company recognized $64,412 of equity-based compensation as a result of equity-based awards granted to board members and advisory board members. During the three months ended March 31, 2017, the Company recognized $226,628 of equity- based compensation.

•	A decrease in professional fees of $162,943 (excluding equity-based compensation - see above). In the current period the Company incurred a decrease in consulting fees related to business development, financial advisory services and investor relations and an increase in auditing fees and legal fees related to public filing requirements. These decreases were partially offset by an increase in accounting fees related to public filing requirements.

•	A decrease in general operating costs of $38,559 primarily due to the less costs incurred in the current period as compared to same period, last year. Monthly server costs fluctuate based on usage and data collection.

Other expenses: Other expense consists primarily of interest expense primarily related to the Company’s notes payable.

Interest expense - decreased by $1,730,794 to $402,661 during the three months ended March 31, 2018 as compared to $2,133,455 during the three months ended March 31, 2017 primarily from a non cash interest charge of $1,406,711 in 2017, decrease in non-cash debt discount amortization of $371,316, net with increase due to the issuance of new notes subsequent to March 31, 2017.

Change in derivative liabilities- We issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $(385,533) and a gain of $1,219,321 on change in fair value of derivative liabilities for the three months ended March 31, 2018 and 2017, respectively.

Loss on extinguishment of debt-During the three months ended March 31, 2018; we recorded a settlement relating to an outstanding convertible note and accrued interest, incurring a loss on settlement of debt of $90,978 compared to $52,312 for the same period last year.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2018 compared to December 31, 2017:

	March 31, 2018	December 31, 2017	Increase/ (Decrease)
Current Assets	$33,179	$33,156	$23
Current Liabilities	$4,483,026	$3,525,534	$957,492
Working Capital Deficit	$(4,449,847)	$(3,492,378)	$957,469

As of March 31, 2018, we had working capital deficit of $4,449,847 as compared to a working capital deficit of $3,492,378 as of December 31, 2017, an increase of $957,469. The change in working capital deficit is primarily attributable our increase in accounts payable and accrued expenses of $139,179, increase in our short term debt of $301,010 and our derivative liability of $517,303.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the first quarter of 2018. We have been funded primarily by a combination of equity issuances and debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At March 31, 2018, we had cash totaling approximately $21,700. We believe our existing available cash is insufficient to enable the Company to meet the working capital requirements for the near future. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of $9,454,829 at March 31, 2018, a net loss and net cash used in operating activities for the period then ended and since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financing Transactions

During the three months ended March 31, 2018, the Company sold $210,900 of Units to investors, net of certain costs. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share. The Offerings Notes are due six months after the issuance of each note, as amended.

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

Summary Cash flows for the Three Months Ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Net cash used in operating activities	$(128,247)	$(183,123)
Net cash used in investing activities	$–	$(37,500)
Net cash provided by financing activities	$135,831	$177,029

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, amortization of debt discount, and amortization of debt issuance costs during the three months ended March 31, 2018, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the three months ended March 31, 2017 to the three months ended March 31, 2018 due primarily to a decrease in equity based compensation and amortization of the debt discount and debt issuance costs recorded on the notes payable entered into during the current period. In addition, the net increase in cash from changes in working capital activities from the three months ended March 31, 2017 to the three months ended March 31, 2018 primarily consisted of an increase in accounts payable and accrued expenses primarily due to an increase in accrued payroll and payroll related expenses, accrued accounting fees, accrued director’s fees and accrued consulting fees, business development, financial advisory services and investor relations.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes and related party loans.

Cash provided by financing activities decreased from the three months ended March 31, 2017 to the three months ended March 31, 2018, primarily driven by a decrease in proceeds from the convertible notes.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2018, included elsewhere in this document.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to the existence of certain material weaknesses identified in the “Risk Factors and Special Considerations” section in Form 10-K as filed by the Company with the SEC on April 30, 2018.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings

Attia Enterprises, a creditor, has initiated a claim against the Company for $87,500 relating to a loan due of $46,664 including interest currently in default. The Company retained counsel for representation in the matter. Subsequent to March 31, 2018, the Company accepted a settlement totaling approximately $90,000 cash and 800,000 shares of stock.

In the ordinary course of business, the Company will occasionally be threatened with litigation from vendors for overdue fees. The Company will respond to any such threats in due course.

Item 1A. Risk Factors

As an emerging company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 18, 2018.

PEERLOGIX, INC. By: /s/ Ray Colwell Ray Colwell Chief Executive Officer and Principal Executive Officer

