Form 10-Q
period 2018-06-30
PeerLogix, Inc.
filed 2018-09-14
CIK 1603494

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2018

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of September 10, 2018, was 46,922,368 shares.

PEERLOGIC, INC.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$4,280	$14,086
Prepaid expenses and other current assets	4,194	19,070
Total current assets	8,474	33,156

Total assets	$8,474	$33,156

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$357,467	$421,518
Accrued payroll and related expenses	428,457	371,069
Accrued directors' fees	125,075	95,075
Accrued interest and other liabilities	526,593	203,719
Demand loans payable	15,000	15,000
Settlement payable	75,000	41,857
Convertible notes payable-net of debt discount of $200,565 and $277,969, respectively	1,875,385	1,432,081
Loans payable-officers	–	9,941
Derivative liabilities	3,790,586	935,274
Total current liabilities	7,193,563	3,525,534

Total liabilities	7,193,563	3,525,534

Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	–	–
Common stock, par value $0.001; 100,000,000 shares authorized; 46,922,368 and 46,122,368 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	46,922	46,122
Additional paid in capital	5,448,170	4,850,445
Accumulated deficit	(12,680,181)	(8,388,945)
Total stockholders' deficit	(7,185,089)	(3,492,378)

Total liabilities and stockholders' deficit	$8,474	$33,156

See the accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenue	$15,208	$–	$21,301	$–

Operating expenses:
General and administrative	271,811	595,671	464,616	1,097,738
Total operating expenses	271,811	595,671	464,616	1,097,738

Loss from operations	(256,603)	(595,671)	(443,315)	(1,097,738)

Other income (expense):
Interest expense	(759,564)	(718,366)	(1,162,224)	(2,851,821)
Change in fair value of derivative liabilities	(2,205,885)	(10,410)	(2,591,419)	1,208,911
Loss on loan receivable	–	–	–	(37,500)
Loss on settlement of debt	(3,300)	(260,660)	(94,278)	(312,972)
Total other income (expense)	(2,968,749)	(989,436)	(3,847,921)	(1,993,382)

Net loss	$(3,225,352)	$(1,585,107)	$(4,291,236)	$(3,091,120)

Net loss per common share-basic and diluted	$(0.06)	$(0.04)	$(0.08)	$(0.09)

Weighted average common shares outstanding-basic and diluted	50,954,946	39,188,186	50,675,182	35,716,772

See accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

SIX MONTHS ENDED JUNE 30, 2018

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	46,122,368	$46,122	$4,850,445	$(8,388,945)	$(3,492,378)
Common stock issued in connection with settlement agreement	800,000	800	52,000	–	52,800
Fair value of warrants issued in connection with convertible notes payable	–	–	58,189	–	58,189
Fair value of warrants issued in connection with extension of convertible notes payable	–	–	345,485	–	345,485
Reclassify derivative liability to equity upon payoff of convertible notes payable	–	–	14,180	–	14,180
Stock based compensation	–	–	127,871	–	127,871
Net loss	–	–	–	(4,291,236)	(4,291,236)
Balance, June 30, 2018 (unaudited)	46,922,368	$46,922	$5,448,170	$(12,680,181)	$(7,185,089)

See accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,291,236)	$(3,091,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	127,871	538,100
Amortization of debt discounts	473,304	1,209,480
Initial fair value of derivative in excess of note proceeds	3,376	1,425,511
Change in fair value of derivative liabilities	2,591,419	(1,208,911)
Loss on loan receivable	–	37,500
Loss on settlement of debt	94,278	312,972
Fair value of warrants issued in connection with note payable extensions	345,485	–
Modification of investor warrants	–	37,329
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,876	30,199
Accounts payable	(64,052)	77,933
Accrued payroll and related expenses	57,388	85,771
Accrued director fees	30,000	25,000
Accrued interest and other liabilities	329,539	138,426
Settlement payable	(15,000)	–
Net cash used in operating activities	(302,752)	(381,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to abandoned acquisition target	–	(37,500)
Net cash used in investing activities	–	(37,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	332,887	516,523
Proceeds from officer loans	–	11,156
Repayments of notes payable-related party	–	(32,018)
Repayments of convertible notes payable	(30,000)	(106,000)
Repayments of officer loans	(9,941)	(6,280)
Net cash provided by financing activities	292,946	383,381

Net change in cash	(9,806)	(35,929)

Cash-beginning of period	14,086	56,022
Cash-end of period	$4,280	$20,093

Supplemental disclosures of cash flow information:
Interest paid	$–	$15,670
Income taxes paid	$–	$–

Supplemental disclosure on non-cash investing and financing activities:
Debt discount paid in form of common shares and warrants	$58,189	$24,139
Debt discount recorded on convertible debt accounted for as derivative liabilities	$336,263	$756,953
Repurchase of beneficial conversion feature due to reassessment of derivative liability	$–	$172,036
Reclassification of derivative liability to equity	$14,180	$31,789
Debt issuance cost paid in form of common stock and warrants	$–	$298,510
Debt issuance cost accrued	$–	$7,500
Common stock issued in connection with settlement of liabilities	$52,800	$57,500

See accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017, the statement of stockholders’ deficiency for the six months ended June 30, 2018 and the statement of cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 30, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of $4,291,236 and net cash used in operations of $302,752 for the six months ended June 30, 2018. In addition, the Company has notes payable in default (see Note 4). These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements.

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

JUNE 30, 2018

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

JUNE 30, 2018

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

Total shares issuable upon the exercise of warrants, exercise of stock options and conversion of convertible promissory notes and accrued interest for the six months ended June 30, 2018 and 2017 were as follows:

	June 30,
	2018	2017
Warrants	40,789,175	24,276,872
Stock options	24,550,000	19,300,000
Convertible promissory notes and accrued interest	47,038,835	27,162,332
Total	112,378,010	70,739,204

For the six months ended June 30, 2018, 4,269,941 warrants were included in basic and diluted loss per share as their exercise price was determined to be nominal.

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

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The Black-Scholes Valuation Model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the instrument granted.

The principal assumptions used in applying the Black-Scholes model were as follows:

Three and Six Months Ended
June 30, 2018
Risk-free interest rate	1.63% – 2.83%
Contractual term	0.02 - 4.00 years
Expected volatility	229.45%-265.65%
Dividends	0.0%

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

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Principal Financial Officer.

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

June 30, 2018		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features	$3,790,586	$–	$–	$3,790,586	$3,790,586

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2018:

Fair Value Measurement Using Level 3 Inputs
Total

Balance, December 31, 2017	$935,274
Issuances	278,073
Reclassify to equity upon note payoff	(14,180)
Change in fair value	2,591,419
Balance, June 30, 2018	$3,790,586

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

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value nonemployee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not believe it will have a significant impact on its condensed consolidated financial statements.

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

On August 28, 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 apply to all entities that are required GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. Certain of the disclosures that are required by ASU 2018-13 are not required for nonpublic entities.

ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (calendar 2020). The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption.

All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company does not believe it will have a significant impact on its condensed consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 4 – SETTLEMENT PAYABLE

On April 8, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with Attia Investments, LLC, a related party (the “Investor”). A shareholder of the Company who previously owned in-excess of 5% of the Company’s common stock is the managing member of Attia Investments, LLC. Under the Agreement, we issued and sold to the Investor, and the Investor purchased from us, Debentures in the principal amount of $87,500 for a purchase price of $70,000, bearing interest at a rate of 0% per annum, with an original maturity on October 8, 2016, further extended to April 8, 2017.

The Debentures are secured by all assets of the Company. The Company was in default of the SPA, making the entire unpaid principal and interest due and payable. The Investor has initiated a claim against the Company for payment of a loan in default. On April 27, 2018, the Company accepted a settlement offer totaling approximately $90,000 in cash and 800,000 shares of stock. As such, the Company has reclassified the note payable-related party to settlement payable and accrued the estimated fair value of the settlement of $139,500. In connection with the settlement, the Company recorded a loss on settlement of debt of $94,278 in current period operations.

During the six months ended June 30, 2018, the Company issued 800,000 shares of its common stock and paid $15,000 towards the Attia Investments, LLC settlement. As of June 30, 2018, the outstanding balance was $75,000.

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	June 30,	December 31,
	2018	2017
Offering 3	$825,500	$825,500
Offering 4	439,550	439,550
Offering 5	200,000	200,000
Offering 6	610,900	245,000
Total	2,075,950	1,710,500
Less: debt discount	(200,565)	(277,969)
Net	$1,875,385	$1,432,081

Offering 6:

During the six months ended June 30, 2018, the Company sold $395,900 of Units to investors. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share. The Offerings Notes are due six months after the issuance of each note, as amended.

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

The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at the assessment date and the period end. The conversion feature, when assessed, gave rise to a derivative liability of $278,073. The Company recorded an aggregate debt discount to the Notes of $395,900 comprised of i) $274,698 relating to the fair value of the conversion option, which was recorded as a derivative liability ii) $63,013 of incurred issuance costs and iii) $58,190 allocated fair value of the issued warrants. The excess of derivative liability over net proceeds of the notes of $3,376 was charged to interest expense. The debt discounts are amortized ratably to interest expense over the term of the notes.

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

At June 30, 2018, the Company reassessed the fair value of the conversion feature of the issued and outstanding notes and accrued interest and determined the estimated fair value of the derivative liability of $3,790,586. The Company recorded a loss on change in fair value of derivative liabilities of $2,205,885 and $2,591,419 for the three and six months ended June 30, 2018.

During the six months ended June 30, 2018, the Company issued an aggregate of 5,454,581 warrants to existing note holders to extend the terms of maturing notes for six months as described above. The fair value of the issued warrants, determined by the Black-Scholes model, of $345,485 was charged to interest expense.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Warrants

The Company used the Black-Scholes model to determine the fair value of warrants granted during the six months ended June 30, 2018. In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

The principal assumptions used in applying the Black-Scholes model were as follows:

Six Months Ended June 30, 2018
Risk free interest rate	2.25% – 2.85%
Dividend yield	0.00%
Expected volatility	170.30%-279.23%
Contractual term (years)	4

The following is a summary of the Company’s warrant activity during the six months ended June 30, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2017	36,305,369	$0.11	3.74
Granted	8,753,747	0.10	4.00
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding and Exercisable – June 30, 2018	45,059,116	$0.11	3.34

At June 30, 2018, the aggregate intrinsic value of warrants outstanding and exercisable was $1,299,590.

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The following is additional information with respect to the Company's warrants as of June 30, 2018:

Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Currently Exercisable
4,219,941	$0.001	5.88	4,219,941
50,000	$0.01	1.68	50,000
1,000,000	$0.06	3.78	1,000,000
36,595,840	$0.10	3.06	36,595,840
1,000,000	$0.12	3.78	1,000,000
1,000,000	$0.18	3.78	1,000,000
418,333	$0.60	1.86	418,333
775,002	$0.72	2.12	775,002
45,059,116			45,059,116

During the six months ended June 30, 2018, the Company issued an aggregate of 3,299,166 warrants to purchase the Company’s common stock at $0.10 per share, expiring four years from issuance, in connection with the issuance of convertible notes payable.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters other than described above that are deemed material to the condensed consolidated financial statements as of June 30, 2018.

Payroll Tax Liabilities

As of June 30, 2018, and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns with respect to penalties and interest are estimated to be $10,521 and $10,118 as of June 30, 2018 and December 31, 2017, respectively which have been included in other accrued liabilities at June 30, 2018 and December 31, 2017 in the accompanying condensed consolidated Balance Sheets.

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

NOTE 8 – SUBSEQUENT EVENTS

On July 6, 2018, the Company offered to the holders of the Company’s common stock warrants, a warrant repricing and exercise agreement with each of the consenting holders whereby the exercise price of the warrants were reduced from $0.10 to $0.06 per share of common stock.. Furthermore, the Company offered to the holders, an additional series B warrant for every four warrants exercised pursuant to the agreement. The Series B warrant shall have an exercise price of $0.25 per share of the common stock. Through the months of July through September 2018, the Company received proceeds of $346,195 from warrant exercises of 5,769,916 warrants exercised at $0.06 share. The common stock has not been issued as of September 14, 2018.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table sets forth the summary statement of operations for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30, 2018	June 30, 2017
Revenue	$15,208	$–
Operating expenses	$(271,811)	$(595,671)
Interest expense	$(759,564)	$(718,366)
Change in fair value of derivative liabilities	$(2,205,885)	$(10,410)
Loss on extinguishment of debt and loan receivable	$(3,300)	$(260,660)
Net Loss	$(3,225,352)	$(1,585,107)

Revenues: From inception through June 30, 2018 the Company has generated minimal revenues.

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

Operating expenses decreased by 54.4% during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The overall $323,860 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase of payroll and related expenses of $56,101 due to an increase in officers’ salaries and a new employee.

•	A decrease in equity-based compensation expense of $163,169. During the three months ended June 30, 2018, the Company recognized $63,459 of equity-based compensation as a result of equity-based awards granted to board members and advisory board members. During the three months ended June 30, 2017, the Company recognized $226,628 of equity- based compensation.

•	A decrease in professional fees of $213,610 (excluding equity-based compensation - see above). In the current period the Company incurred a decrease in consulting fees related to business development, financial advisory services and investor relations and an increase in auditing fees and legal fees related to public filing requirements. These decreases were partially offset by an increase in accounting fees related to public filing requirements.

•	A decrease in general operating costs of $2,679 primarily due to the less costs incurred in the current period as compared to same period, last year. Monthly server costs fluctuate based on usage and data collection.

Other expenses: Other expense consists primarily of interest expense primarily related to the Company’s notes payable.

Interest expense - increased by $41,198 to $759,564 during the three months ended June 30, 2018 as compared to $718,366 during the three months ended June 30, 2017 primarily from a non cash interest charge of $345,485 in 2018 based on fair value of warrants issued with note extensions, and due to issuance of new notes, net with a decrease in non-cash debt discount amortization of $364,860.

Change in fair value of derivative liabilities- We issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $(2,205,885) and $(10,410) on change in fair value of derivative liabilities for the three months ended June 30, 2018 and 2017, respectively.

Loss on extinguishment of debt-During the three months ended June 30, 2018; we recorded a settlement relating to an outstanding convertible note and accrued interest, incurring a loss on settlement of debt of $3,300 compared to $260,660 for the same period last year.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

The following table sets forth the summary statement of operations for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Revenue	$21,301	$–
Operating expenses	$(464,616)	$(1,097,738)
Interest expense	$(1,162,224)	$(2,851,821)
Change in fair value of derivative liabilities	$(2,591,419)	$1,208,911
Loss on extinguishment of debt and loan receivable	$(94,278)	$(350,472)
Net Loss	$(4,291,236)	$(3,091,120)

Revenues: From inception through June 30, 2018 the Company has generated minimal revenues.

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

Operating expenses decreased by57.7% during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The overall $633,122 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase of payroll and related expenses of $25,268 due to an increase in officers’ salaries and a new employee.

•	A decrease in equity-based compensation expense of $410,229. During the six months ended June 30, 2018, the Company recognized $127,871 of equity-based compensation as a result of awards granted to board members and advisory board members. During the six months ended June 30, 2017, the Company recognized $538,100 of equity- based compensation.

•	A decrease in professional fees of $208,915 (excluding equity-based compensation - see above). In the current period the Company incurred a decrease in consulting fees related to business development, financial advisory services and investor relations and an increase in auditing fees and legal fees related to public filing requirements. These decreases were partially offset by an increase in accounting fees related to public filing requirements.
•	A decrease in general operating costs of $39,246 primarily due to the less costs incurred in the current period as compared to same period, last year. Monthly server costs fluctuate based on usage and data collection.

Other expenses: Other expense consists primarily of interest expense primarily related to the Company’s notes payable.

Interest expense - decreased by $1,689,597 to $1,162,224 during the six months ended June 30, 2018 as compared to $2,851,821 during the six months ended June 30, 2017 primarily from a decrease in non-cash interest charges of $1,422,135 from 2017 to 2018 and a decrease of $736,176 in non-cash debt discount amortization, net of a non-cash charge in 2018 of $345,485 for the fair value of warrants issued with note extensions.

Change in fair value of derivative liabilities- We issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a (loss) gain of $(2,205,885) and $1,208,911 on change in fair value of derivative liabilities for the six months ended June 30, 2018 and 2017, respectively.

Loss on extinguishment of debt-During the six months ended June 30, 2018; we recorded a settlement relating to an outstanding convertible note and accrued interest, incurring a loss on settlement of debt of $94,278 compared to $312,972 for the same period last year.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2018 compared to December 31, 2017:

	June 30, 2018	December 31, 2017	Increase/ (Decrease)
Current Assets	$8,474	$33,156	$(24,682)
Current Liabilities	$7,193,563	$3,525,534	$3,668,029
Working Capital Deficit	$(7,185,089)	$(3,492,378)	$3,692,711

As of June 30, 2018, we had working capital deficit of $7,185,089 as compared to a working capital deficit of $3,492,378 as of December 31, 2017, an increase of $3,692,711. The change in working capital deficit is primarily attributable our increase in accounts payable and accrued expenses of $346,211, increase in our short term debt of $433,363 and our derivative liability of $2,855,312.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the second quarter of 2018. We have been funded primarily by a combination of equity issuances and debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At June 30, 2018, we had cash totaling approximately $4,280. We believe our existing available cash is insufficient to enable the Company to meet the working capital requirements for the near future. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of $12,680,181 at June 30, 2018, a net loss and net cash used in operating activities for the period then ended and since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financing Transactions

During the six months ended June 30, 2018, the Company sold $395,900 of Units to investors, net of certain costs. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share. The Offerings Notes are due six months after the issuance of each note, as amended.

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

Summary Cash flows for the Six Months Ended June 30, 2018 and 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017
Net cash used in operating activities	$(302,752)	$(381,810)
Net cash used in investing activities	$–	$(37,500)
Net cash provided by financing activities	$292,946	$383,381

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, amortization of debt discount, and amortization of debt issuance costs during the six months ended June 30, 2018, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the six months ended June 30, 2017 to the six months ended June 30, 2018 due primarily to a decrease in equity based compensation, amortization of the debt discount and debt issuance costs recorded on the notes payable and changes in derivative liabilities during the current period. In addition, the net increase in cash from changes in working capital activities from the six months ended June 30, 2017 to the six months ended June 30, 2018 primarily consisted of an increase in accrued expenses primarily due to an increase in accrued payroll and payroll related expenses, accrued accounting fees, accrued director’s fees and accrued consulting fees, business development, financial advisory services and investor relations.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes and related party loans.

Cash provided by financing activities decreased from the six months ended June 30, 2017 to the six months ended June 30, 2018, primarily driven by a decrease in proceeds from the convertible notes.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the six months ended June 30, 2018, included elsewhere in this document.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018.

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

PART II

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2018.

PEERLOGIX, INC. By: /s/ Ray Colwell Ray Colwell Chief Executive Officer and Principal Executive Officer

