Form 10-Q
period 2018-09-30
PeerLogix, Inc.
filed 2018-11-14
CIK 1603494

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2018

Commission File Number: 333-191175

PEERLOGIX, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-4824543
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

480 Sixth Ave., #351

New York, NY 10011

(Address of principal executive offices)

(914) 550-9993

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 7, 2018, was 52,549,785 shares.

PEERLOGIC, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$2,953	$14,086
Prepaid expenses and other current assets	26,632	19,070
Total current assets	29,585	33,156

Total assets	$29,585	$33,156

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$357,458	$421,518
Accrued payroll and related expenses	385,266	371,069
Accrued directors' fees	140,075	95,075
Accrued interest and other liabilities	718,535	203,719
Demand loans payable	15,000	15,000
Settlement payable	–	41,857
Convertible notes payable-net of debt discount of $50,076 and $277,969, respectively	2,055,874	1,432,081
Loans payable-officers	–	9,941
Derivative liabilities	4,371,141	935,274
Total current liabilities	8,043,349	3,525,534

Total liabilities	8,043,349	3,525,534

Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	–	–
Common stock, par value $0.001; 100,000,000 shares authorized; 46,922,368 and 46,122,368 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	46,922	46,122
Additional paid in capital	5,496,049	4,850,445
Subscriptions received	365,895	–
Accumulated deficit	(13,922,630)	(8,388,945)
Total stockholders' deficit	(8,013,764)	(3,492,378)

Total liabilities and stockholders' deficit	$29,585	$33,156

See the accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenue	$12,542	$–	$33,843	$–

Operating expenses:
General and administrative	306,429	313,439	771,045	1,411,177
Total operating expenses	306,429	313,439	771,045	1,411,177

Loss from operations	(293,887)	(313,439)	(737,202)	(1,411,177)

Other income (expense):
Interest expense	(386,809)	(443,991)	(1,549,033)	(3,295,812)
Change in fair value of derivative liabilities	(536,378)	(1,016,550)	(3,127,797)	192,361
Loss on loan receivable	–	–	–	(37,500)
Loss on settlement of debt	(25,375)	(300,634)	(119,653)	(613,606)
Total other income (expense)	(948,562)	(1,761,175)	(4,796,483)	(3,754,557)

Net loss	$(1,242,448)	$(2,074,614)	$(5,533,685)	$(5,165,734)

Net loss per common share-basic and diluted	$(0.02)	$(0.05)	$(0.11)	$(0.13)

Weighted average common shares outstanding-basic and diluted	51,192,309	43,680,599	50,849,452	39,429,659

See accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

NINE MONTHS ENDED SEPTEMBER 30, 2018

			Additional
	Common stock		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total
Balance, December 31, 2017	46,122,368	$46,122	$4,850,445	$–	$(8,388,945)	$(3,492,378)
Common stock issued in connection with settlement agreement	800,000	800	52,000	–	–	52,800
Fair value of warrants issued in connection with convertible notes payable	–	–	58,189	–	–	58,189
Fair value of warrants issued in connection with extension of convertible notes payable	–	–	345,485	–	–	345,485
Reclassify derivative liability to equity upon payoff of convertible notes payable	–	–	14,180	–	–	14,180
Proceeds received from exercise of warrants	–	–	–	365,895	–	365,895
Stock based compensation	–	–	175,750	–	–	175,750
Net loss	–	–	–	–	(5,533,685)	(5,533,685)
Balance, September 30, 2018 (unaudited)	46,922,368	$46,922	$5,496,049	$365,895	$(13,922,630)	$(8,013,764)

See accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,533,685)	$(5,165,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	175,750	649,787
Amortization of debt discounts	653,793	1,478,920
Non cash interest	17,552	1,479,159
Change in fair value of derivative liabilities	3,127,797	(192,361)
Loss on loan receivable	–	37,500
Loss on settlement of debt	119,653	613,606
Fair value of warrants issued in connection with note payable extensions	345,485	–
Modification of investor warrants	–	37,329
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,562)	7,761
Accounts payable	(64,060)	120,977
Accrued payroll and related expenses	14,197	129,592
Accrued director fees	45,000	40,000
Other accrued liabilities	521,481	259,329
Settlement payable	(115,375)	–
Net cash used in operating activities	(699,974)	(504,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to abandoned acquisition target	–	(37,500)
Net cash used in investing activities	–	(37,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	362,887	649,946
Proceeds from officer loans	–	11,156
Proceeds from exercise of warrants	365,895	–
Repayments of notes payable-related party	–	(50,018)
Repayments of convertible notes payable	(30,000)	(106,000)
Repayments of officer loans	(9,941)	(12,984)
Net cash provided by financing activities	688,841	492,100

Net change in cash	(11,133)	(49,535)

Cash-beginning of period	14,086	56,022
Cash-end of period	$2,953	$6,487

Supplemental disclosures of cash flow information:
Interest paid	$–	$15,670
Income taxes paid	$–	$–

Supplemental disclosure on non-cash investing and financing activities:
Debt discount paid in form of common shares and warrants	$58,189	$324,773
Debt discount recorded on convertible debt accounted for as derivative liabilities	$366,263	$944,024
Repurchase of beneficial conversion feature due to reassessment of derivative liability	$–	$172,036
Reclassification of derivative liability to equity	$14,180	$48,093
Debt issuance cost paid in form of common stock and warrants	$–	$298,510
Debt issuance cost accrued	$–	$45,077
Common stock issued in connection with settlement of liabilities	$52,800	$57,500

See accompanying notes to the condensed consolidated financial statements

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017, the statement of stockholders’ deficiency for the nine months ended September 30, 2018 and the statement of cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 30, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of $5,533,685 and net cash used in operations of $699,974 for the nine months ended September 30, 2018. In addition, the Company has notes payable in default (see Note 4). These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements.

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

SEPTEMBER 30, 2018

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

SEPTEMBER 30, 2018

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

Total shares issuable upon the exercise of warrants, exercise of stock options and conversion of convertible promissory notes and accrued interest for the nine months ended September 30, 2018 and 2017 were as follows:

	September 30,
	2018	2017
Warrants	41,039,175	29,417,871
Stock options	24,550,000	19,300,000
Convertible promissory notes and accrued interest	51,001,971	32,356,837
Total	116,591,146	81,074,708

For the nine months ended September 30, 2018, 4,269,941 warrants were included in basic and diluted loss per share as their exercise price was determined to be nominal.

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

SEPTEMBER 30, 2018

(Unaudited)

The principal assumptions used in applying the Black-Scholes model were as follows:

Three and Nine Months Ended
September 30, 2018
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

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

September 30, 2018		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features	$4,371,141	$–	$–	$4,371,141	$4,371,141

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018:

Fair Value Measurement Using Level 3 Inputs
Total

Balance, December 31, 2017	$935,274
Issuances	322,250
Reclassify to equity upon note payoff	(14,180)
Change in fair value	3,127,797
Balance, September 30, 2018	$4,371,141

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

Recently Issued Accounting Guidance

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

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

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The Debentures are secured by all assets of the Company. The Company was in default of the SPA, making the entire unpaid principal and interest due and payable. The Investor has initiated a claim against the Company for payment of a loan in default. On April 27, 2018, the Company accepted a settlement offer totaling approximately $115,375 in cash and 800,000 shares of stock. As such, the Company has reclassified the note payable-related party to settlement payable and accrued the estimated fair value of the settlement of $164,875. In connection with the settlement, the Company recorded a loss on settlement of debt of $119,653 in current period operations.

During the nine months ended September 30, 2018, the Company issued 800,000 shares of its common stock and paid $115,375 towards the Attia Investments, LLC settlement. As of September 30, 2018, the outstanding balance was $0.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	September 30,	December 31,
	2018	2017
Offering 3	$825,500	$825,500
Offering 4	439,550	439,550
Offering 5	200,000	200,000
Offering 6	640,900	245,000
Total	2,105,950	1,710,050
Less: debt discount	(50,076)	(277,969)
Net	$2,055,874	$1,432,081

Offering 6:

During the nine months ended September 30, 2018, the Company sold $425,900 of Units to investors. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share. The Offerings Notes are due six months after the issuance of each note, as amended.

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

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Black Scholes model at the assessment date and the period end. The conversion feature, when assessed, gave rise to a derivative liability of $322,250. The Company recorded an aggregate debt discount to the Notes of $425,900 comprised of i) $304,697 relating to the fair value of the conversion option, which was recorded as a derivative liability ii) $63,013 of incurred issuance costs and iii) $87,788 allocated fair value of the issued warrants. The excess of derivative liability over net proceeds of the notes of $17,552 was charged to interest expense. The debt discounts are amortized ratably to interest expense over the term of the notes.

At September 30, 2018, the Company reassessed the fair value of the conversion feature of the issued and outstanding notes and accrued interest and determined the estimated fair value of the derivative liability of $4,371,141. The Company recorded a loss on change in fair value of derivative liabilities of $536,378 and $3,127,797 for the three and nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company issued an aggregate of 5,454,581 warrants to existing note holders to extend the terms of maturing notes for six months as described above. The fair value of the issued warrants, determined by the Black-Scholes model, of $345,485 was charged to interest expense.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Warrants

The Company used the Black-Scholes model to determine the fair value of warrants granted during the nine months ended September 30, 2018. In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

The principal assumptions used in applying the Black-Scholes model were as follows:

September Months Ended September 30, 2018
Risk free interest rate	2.25% – 2.85%
Dividend yield	0.00%
Expected volatility	170.30%-279.23%
Contractual term (years)	4

The following is a summary of the Company’s warrant activity during the nine months ended September 30, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding – December 31, 2017	36,305,369	$0.11	3.74
Granted	9,003,747	0.10	4.00
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding and Exercisable – September 30, 2018	45,309,116	$0.11	3.10

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

At September 30, 2018, the aggregate intrinsic value of warrants outstanding and exercisable was $1,735,748.

The following is additional information with respect to the Company's warrants as of September 30, 2018:

Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Currently Exercisable
4,219,941	$0.001	5.62	4,219,941
50,000	$0.01	1.43	50,000
1,000,000	$0.06	3.53	1,000,000
36,845,840	$0.10	2.82	36,845,840
1,000,000	$0.12	3.53	1,000,000
1,000,000	$0.18	3.53	1,000,000
418,333	$0.60	1.61	418,333
775,002	$0.72	1.87	775,002
45,309,116			45,309,116

During the nine months ended September 30, 2018, the Company issued an aggregate of 3,549,166 warrants to purchase the Company’s common stock at $0.10 per share, expiring four years from issuance, in connection with the issuance of convertible notes payable.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters other than described above that are deemed material to the condensed consolidated financial statements as of September 30, 2018.

Payroll Tax Liabilities

As of September 30, 2018, and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Amounts due under these returns with respect to penalties and interest are estimated to be $10,722 and $10,118 as of September 30, 2018 and December 31, 2017, respectively which have been included in other accrued liabilities at September 30, 2018 and December 31, 2017 in the accompanying condensed consolidated Balance Sheets.

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

PEERLOGIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

NOTE 8 – SUBSEQUENT EVENTS

On July 6, 2018, the Company offered to the holders of the Company’s common stock warrants, a warrant repricing and exercise agreement with each of the consenting holders whereby the exercise price of the warrants was reduced from $0.10 to $0.06 per share of common stock. Furthermore, the Company offered to the holders, an additional Series B warrant for every four warrants exercised pursuant to the agreement. The Series B warrant shall have an exercise price of $0.25 per share of the common stock. Through the months of July through September 2018, the Company received proceeds of $365,895 and $304,375 in the month of October 2018 from warrant exercises of 11,274,500 warrants exercised at $0.06 share.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

The following table sets forth the summary statement of operations for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended
	September 30, 2018	September 30, 2017
Revenue	$12,542	$–
Operating expenses	(306,429)	(313,439)
Interest expense	(386,809)	(443,991)
Change in fair value of derivative liabilities	(536,378)	(1,016,550)
Loss on extinguishment of debt and loan receivable	(25,375)	(300,634)
Net Loss	$(1,242,448)	$(2,074,614)

Revenues: From inception through September 30, 2018 the Company has generated minimal revenues.

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

Operating expenses decreased by 2.2% during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The overall $7,010 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An decrease of payroll and related expenses of $50,953 due to a reduction in number of employees.

•	A decrease in equity-based compensation expense of $63,807. During the three months ended September 30, 2018, the Company recognized $47,879 of equity-based compensation as a result of equity-based awards granted to board members and advisory board members. During the three months ended September 30, 2017, the Company recognized $111,686 of equity- based compensation.

•	An increase in professional fees of $97,775 (excluding equity-based compensation - see above). In the current period the Company incurred an increase in consulting fees related to business development, financial advisory services and investor relations and an increase in auditing fees related to public filing requirements.

•	An increase in general operating costs of $9,976 primarily due to the higher costs incurred in the current period as compared to same period, last year. Monthly server costs fluctuate based on usage and data collection.

Other expenses: Other expense consists primarily of interest expense primarily related to the Company’s notes payable.

Interest expense - decreased by $57,182 to $386,809 during the three months ended September 30, 2018 as compared to $443,991 during the three months ended September 30, 2017 primarily from a non- cash interest charge of $53,648 in 2017 due to issuance of new notes, net with a decrease in non-cash debt discount amortization of $88,951.

Change in fair value of derivative liabilities - We issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $(536,378) and $(1,016,550) on change in fair value of derivative liabilities for the three months ended September 30, 2018 and 2017, respectively.

Loss on extinguishment of debt - During the three months ended September 30, 2018; we recorded a settlement relating to an outstanding convertible note and accrued interest, incurring a loss on settlement of debt of $25,375 compared to $300,634 for the same period last year.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

The following table sets forth the summary statement of operations for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Revenue	$33,843	$–
Operating expenses	$(771,045)	$(1,411,177)
Interest expense	$(1,549,033)	$(3,295,812)
Change in fair value of derivative liabilities	$(3,127,797)	$192,361
Loss on extinguishment of debt and loan receivable	$(119,653)	$(651,106)
Net Loss	$(5,533,685)	$(5,165,734)

Revenues: From inception through September 30, 2018 the Company has generated minimal revenues.

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

Operating expenses decreased by 45.4% during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The overall $640,132 decrease in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	A decrease of payroll and related expenses of $25,685 due to a reduction in the number of employees.

•	A decrease in equity-based compensation expense of $474,036. During the nine months ended September 30, 2018, the Company recognized $175,750 of equity-based compensation as a result of awards granted to board members and advisory board members. During the nine months ended September 30, 2017, the Company recognized $649,786 of equity- based compensation.

•	A decrease in professional fees of $111,140 (excluding equity-based compensation - see above). In the current period the Company incurred a decrease in consulting fees related to business development, financial advisory services and investor relations and an increase in auditing fees and legal fees related to public filing requirements. These decreases were partially offset by an increase in accounting fees related to public filing requirements.

•	A decrease in general operating costs of $29,270 primarily due to the less costs incurred in the current period as compared to same period, last year. Monthly server costs fluctuate based on usage and data collection.

Other expenses: Other expense consists primarily of interest expense primarily related to the Company’s notes payable.

Interest expense - decreased by $1,746,779 to $1,549,033 during the nine months ended September 30, 2018 as compared to $3,295,812 during the nine months ended September 30, 2017 primarily from a decrease in non-cash interest charges of $1,479,159 from 2017 to 2018 and a decrease of $825,127 in non-cash debt discount amortization, net of a non-cash charge in 2018 of $345,485 for the fair value of warrants issued with note extensions.

Change in fair value of derivative liabilities- We issued convertible notes with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a (loss) gain of $(3,127,797) and $192,361 on change in fair value of derivative liabilities for the nine months ended September 30, 2018 and 2017, respectively.

Loss on extinguishment of debt-During the nine months ended September 30, 2018; we recorded a settlement relating to an outstanding convertible note and accrued interest, incurring a loss on settlement of debt of $119,653 compared to $613,606 for the same period last year.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2018 compared to December 31, 2017:

	September 30, 2018	December 31, 2017	Increase/ (Decrease)
Current Assets	$29,585	$33,156	$(3,571)
Current Liabilities	$8,043,349	$3,525,534	$4,517,815
Working Capital Deficit	$(8,013,764)	$(3,492,378)	$4,521,386

As of September 30, 2018, we had working capital deficit of $8,013,764 as compared to a working capital deficit of $3,492,378 as of December 31, 2017, an increase of $4,521,386. The change in working capital deficit is primarily attributable our increase in accounts payable and accrued expenses of $509,953, increase in our short term debt of $623,793 and our derivative liability of $3,435,867.

We have incurred net operating losses and operating cash flow deficits since inception, continuing through the third quarter of 2018. We have been funded primarily by a combination of equity issuances and debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At September 30, 2018, we had cash totaling approximately $3,000. We believe our existing available cash is insufficient to enable the Company to meet the working capital requirements for the near future. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern and Management’s Liquidity Plans

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of $13,922,630 at September 30, 2018, a net loss and net cash used in operating activities for the period then ended and since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financing Transactions

During the nine months ended September 30, 2018, the Company sold $425,900 of Units to investors, net of certain costs. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share. The Offerings Notes are due six months after the issuance of each note, as amended.

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

Summary Cash flows for the Nine Months Ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash used in operating activities	$(699,974)	$(504,135)
Net cash used in investing activities	$–	$(37,500)
Net cash provided by financing activities	$688,841	$492,100

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, amortization of debt discount, and amortization of debt issuance costs during the nine months ended September 30, 2018, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 due primarily to a decrease in equity based compensation, amortization of the debt discount and debt issuance costs recorded on the notes payable and changes in derivative liabilities during the current period. In addition, the net increase in cash from changes in working capital activities from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 primarily consisted of an increase in accrued expenses primarily due to an increase in accrued payroll and payroll related expenses, accrued interest, accrued director’s fees and accrued consulting fees, business development, financial advisory services and investor relations.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes, related party loans and proceeds from exercise of warrants.

Cash provided by financing activities decreased from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, primarily driven by a decrease in proceeds from the convertible notes, net with proceeds from warrant exercises in 2018.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for the nine months ended September 30, 2018, included elsewhere in this document.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018.

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

PART II

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2018.

PEERLOGIX, INC. By: /s/ Ray Colwell Ray Colwell Chief Executive Officer and Principal Executive Officer

