Form 10-K
period 2018-12-31
PeerLogix, Inc.
filed 2020-12-18
CIK 1603494

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 333-191175

PEERLOGIX, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-4824543
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

480 Sixth Ave., #351, New York, NY 10011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rue 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as June 30, 2018 was $1,129,263.

The number of shares of the registrant’s common stock outstanding as of December 15, 2020 was 67,744,953.

PEERLOGIX, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K for year ended December 31, 2018 (the “Report”), including in documents that may be incorporated by reference into this Report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

ii

PART I

Item 1. Business.

OVERVIEW

PeerLogix, Inc. is an advertising technology and data aggregation company. The Company provides a platform which enables the tracking and cataloguing of over-the-top viewership in order to determine consumer trends and preferences based upon media consumption. Its platform collects over-the-top data, including Internet Protocol (IP) addresses of the streaming and downloading parties (location), the name, media type and genre of media watched, listened or downloaded, and utilizes licensed and publicly available demographic and other databases to further filter the collected data to provide insights into consumer preferences to digital advertising firms, product and media companies, entertainment studios and others.

The Company was incorporated on February 14, 2014 in Nevada under the name of Realco International, Inc. The Company previously offered real estate marketing and sales services to individuals and businesses seeking to purchase international real estate, with a particular focus on the European and Middle Eastern markets.

Effective May 1, 2018, the Company executed a services agreement with Oracle America, Inc., whereas, certain portions of the Company’s data assets and materials will be used for the purpose of testing, analyzing, and evaluating their use with Oracle systems, services and product offers. The initial term of the agreement is 6-months.

On July 6, 2018, the Board of Directors of the Company, resolved to offer to the holders of warrants (the “Warrants”) of the Company (the “Holders”), and approve the execution of, a warrant repricing and exercise agreement (the “Agreement”) with each of the consenting Holders, whereby the exercise price of the Warrants shall be reduced from $0.10 to $0.06 per share of common stock of the Company (the “Common Stock”). Furthermore, the Board of Directors resolved to offer to the Holders, as outlined in the Agreement, an additional Series B Warrant (the “Series B”) for every four (4) Warrants exercised pursuant to the Agreement. The Series B have an exercise price of $0.25 per share of the Common Stock. A total of 11,274,500 warrants were exercised for gross proceeds of $676,470 and 2,818,625 Series B warrants were issued.

Effective August 16, 2018, the Company executed an additional services agreement with Oracle America, Inc., whereas, certain services including aggregation, analysis, segmentation, reporting, marketing, sales and distribution of data segments from the Company are licensed for use via Oracle’s proprietary electronic platform. Revenue payouts to the company are to occur within sixty (45) days after the end of each calendar month. The initial term of the agreement is 1-year and automatically renews for successive 1-year terms unless either party provides written notice of intent to not renew at least ninety days prior to the end of a term. The agreement is active as of the date of this report.

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

PeerLogix Over-The-top Opportunity

Over-the-Top (“OTT”) Adoption and Activity

Over-the-top media viewership represents up to 22% of all worldwide internet traffic and is used by approximately 765 million people worldwide to consume TV shows, movies, music, pictures, video games, e-books and software online. Representing 10.2% of the global population and 32.1% of digital video viewers worldwide, the global subscription OTT market will grow by 24.0% this year thanks to increasing internet penetration, faster speeds and a broader shift toward internet entertainment, according to eMarketer.

All major entertainment and media content are available to consumers tuning in via OTT media platforms – with the category representing one of the most significant percentages of global internet bandwidth. The Company measures, tracks and archives OTT viewership data of premium television shows and movies from approximately 170 million households and stores all such data in a fully scalable database which has been accumulating since approximately January 1, 2014, providing distinctive ability to provide trend analysis on the basis of worldwide entertainment viewing habits.

The Company’s proprietary platform operates on an automatic basis with little human interaction and continually acquires and catalogues data on OTT media activity in real time, obtaining millions of data points daily.

PeerLogix Platform

The Company’s proprietary platform enables the tracking and cataloging of OTT media in order to determine consumer trends and preferences based upon media consumption. PeerLogix’s patented platform collects over-the-top data, including IP addresses of the uploading and downloading parties (e.g., location), the name, file type, media type (whether movie, television, documentary, music, e-books, software, etc.), and genre of media downloaded, and utilizes licensed and publicly available demographic and other databases to further filter the collected data to provide insights into consumer preferences to digital advertising firms, product and media companies, entertainment studios and others.

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

The Company’s platform consists of a Media Library with over 3 billion records of streaming activity and media downloads of entertainment programming (i.e., television shows, movies, etc.). The data is leverageable by clients of the Company to advertise to, and test assumptions about who their customers really are and the specific media (i.e., television shows, movies, etc.) those customers truly value through proprietary media pattern identification and tracking.

Services Offered

The services offered by the Company are two-fold:

1) Advertising services that provide marketers, publishers and networks custom digital audience segments that match specific advertiser criteria (e.g., specific sporting interests, television show, media genre, actor/actress, etc.). This enables media planners to buy qualified audiences directly and execute digital campaigns either through the client's ad server or an existing DSP or SSP relationship.

2) Data licensing services that provide networks, studios and content creators unfettered analysis of the Company’s OTT data. Macro-level viewership analysis of millions of households can increase licensing efficiency for both networks and studios by better understanding the popularity of specific med content (i.e., television shows and movies) in markets around the world.

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

Proprietary Peer-to-Peer Monitoring System

The peer-to-peer protocol is a communications protocol that enables computers to share Media Files (e.g., TV shows, movies, music, video games and commercial software). Rather than making a single TCP connection (TCP enables two hosts to establish a connection and exchange streams of data), peer-to-peer enables a single user to download Media Files over many small data requests over different IP connections from a multitude of distributing computers simultaneously, resulting in quicker and more reliable download speeds for the user. A peer-to-peer client utilized by an individual coordinates Media File distribution by locating other computers in any geography of the world sharing part or the entirety of the contents of said Media File. To accomplish this series of actions, the peer-to-peer client running on the distributing/sharing individual’s computer breaks the Media File into a number of smaller but identically sized pieces. Pieces are typically downloaded non-sequentially by the peer-to-peer client on the downloading individual’s computer and are rearranged into the correct order by the peer-to-peer client on the downloading individual’s computer (see below). Typical Media File sharing architecture utilizing a peer-to-peer protocol (the Company’s technology is not depicted):

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

Accuracy & Geo-location

The Company incorporates a third-party geo-location service provided to determine authenticity of IP Addresses as well as their physical geographic location to an accuracy of a few hundred yards. IP Addresses deemed to be virtual private networks (VPNs) or using an alternative masking service are flagged, giving the Company the ability to filter them out during later analysis steps, if deemed necessary. Information the Company is able to directly conclude about Over-the-Top households as a result of their IP Address are: Country, Region/State, City, ZIP/Postal Code, Internet Connection Type & Speed, Mobile Carrier (if applicable), Latitude/Longitude (approximate), Internet Service Provider, Home/Business, and Company Name (if applicable).

Consumer Privacy

The Company’s data meets anonymity standards necessary to be classified as non-personally identifiable information (Non-PII), and all contributors have taken an affirmative effort to download, stream, participate in, or contribute to the respective Over-the-Top network containing media files of interest. As a result, the Company’s data collection methods meet or exceed the current accountability and data collection standards of domestic and many international government and regulatory agencies.

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

Revenue Model

Revenue from Clients

The Company’s audience data is sold most frequently on a Cost Per Mile basis (“CPM”, i.e., the predetermined price of advertising sold, typically in units of 1000 ad impressions), with a revenue split between the Company and one or more channel partners. The Company offers various pricing modules to accommodate Agencies, Entertainment Studios, Trading Desks, and others. As with most usage-based services, the Company offers different pricing packages for ongoing support, such as custom advertising segments based on media affinities. Over time, the Company intends to apply optimization techniques to determine different pricing schemes. Revenues are invoiced on a per-client basis, and the Company is either engaged with, or is negotiating proposals with clients whom are now deemed recurring.

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

Customer Acquisition Costs.

The Company continually evaluates its customer acquisition costs with the intent of optimizing its marketing channels and marketing messages. The Company anticipates Investor and Public Relations costs to comprise a noteworthy percentage of its overall budget. Management intends to implement a broadly inclusive plan, with the intention of drawing a significant amount of attention to the Company’s value proposition for client industries, as well as the Company’s compelling investment thesis to the public markets. Specific efforts include, but are not limited to: public relations strategy, media relations, news announcements, content creation, thought leadership development and traditional and digital advertising. As the Company has experienced and continues to have insufficient working capital to effect its business plan, while it planned on allocating approximately $350,000 to customer acquisition, marketing, sales, public relations and investor relations efforts over an initial 12 month period, with further budgeting to be determined thereafter, to date the Company has allocated only approximately $120,000.

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

Intellectual Property

The Company has filed a patent application, including a secondary continuation-in-part (CIP) patent, on its proprietary Over-the-Top tracking technology and business applications. On May 22, 2018 the Company was granted its first patent application (US20140289860A1). The Company’s CIP patent application was filed on March 19, 2014 and is currently pending.

In addition to the Company’s patent portfolio, the Company’s proprietary database contains 48 months of Over-the-Top media consumption that cannot be acquired or recreated by new market entrants, as Over-the-Top data is ephemeral and is therefore lost if not captured. By possessing this historical information, the Company is afforded the unique ability to analyze historical trends that a potential future competitor would not be capable of upon entrance to the market.

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

Employees

The Company currently has one employee and one independent contractor in the United States as of the date of this report. The Company also has three independent contractors located in New Zealand, Greece, and India, respectively. Domestically, the independent contractor and employee focus on marketing, research, and development. Internationally, the independent contractors focus on technical development.

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

Item 1A. Risk Factors

Emerging growth companies are not required to provide the information required by this Item 1A.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was traded on the OTCQB marketplace under the symbol RLQT from June 10, 2015 through September 22, 2015. Our common stock now trades on the OTCQB marketplace under the symbol “LOGX.” The following table sets forth the range of high and low bid prices for our common stock for each of the periods indicated as reported by such marketplaces. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On February 25, 2019, the closing price of our common stock as reported on the OTC Pink marketplace was $0.15 per share.

Quarter Ended	High	Low
March 31, 2018	$0.10	$0.05
June 30, 2018	$0.19	$0.05
September 30, 2018	$0.16	$0.05
December 31, 2018	$0.13	$0.04

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Holders

As of December 18, 2020, 67,744,953 shares of Common Stock were issued and outstanding, which were held by approximately 70 holders of record. We also believe there are more owners of our common stock whose shares are held by nominees or in street name.

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

2020 Amended and Restated Equity Incentive Plan

The Board of Directors and stockholders of the Company adopted the 2015 Equity Incentive Plan, which was amended and restated in 2016, 2018 and 2020, which reserves a total of 90,000,000 shares of Common Stock for issuance under the 2020 Plan. If an incentive award granted under the 2020 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2020 Plan.

Shares issued under the 2020 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2020 Plan. In addition, the number of shares of common stock subject to the 2020 Plan, any number of shares subject to any numerical limit in the 2020 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

It is expected that the Board will administer the 2020 Plan. Subject to the terms of the 2020 Plan, the Board would have complete authority and discretion to determine the terms of awards under the 2020 Plan.

Grants

The 2020 Plan is expected to authorize the grant to 2020 Plan participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

•	Options granted under the 2020 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from the Company at a specified exercise price per share. The exercise price for shares of Common Stock covered by an option cannot be less than the fair market value of the Common Stock on the date of grant unless agreed to otherwise at the time of the grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the Board, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The Board may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	The 2020 Plan authorizes the granting of stock awards. The Board will establish the number of shares of Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board is expected to have the power to amend, suspend or terminate the 2020 Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the 2020 Plan would terminate ten years after it is adopted.

The table below sets forth information as of December 31, 2018 with respect to compensation plans under which our common stock or options are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders – 2017 Plan	2,400,000	$0.10	–
Equity compensation plans not approved by security holders – 2018 Plan	50,000,000	0.09	20,000,000
Total	52,400,000	–	20,000,000

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

Results of Operations for the Years ended December 31, 2018 and 2017

The following table sets forth the summary income statement for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31, 2018	December 31, 2017
Revenues	$57,973	$1,096
Operating Expenses	$(4,823,936)	$(1,981,944)
Other Expense, net	$(4,745,439)	$(3,015,249)
Net Loss	$(9,511,402)	$(4,996,097)

Revenues: From inception, the Company has generated minimum revenues due to being in the development stage with regard to its technology and channel partner relationships.

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

Operating expenses increased by 143% during the year ended December 31, 2018, as compared to the year ended December 31, 2017. The overall $2,841,988 increase in operating expenses is primarily attributable to the following approximate net increases (decreases) in operating expenses:

•	An increase in stock based compensation to directors of approximately $2.2 million.

•	An increase in stock based compensation to consultants of approximately 0.8 million.

•	An accumulation of minor decreases across other operating expenses categories of approximately 0.2 million.

Other expenses, net: Other expense, net consists primarily of interest expense primarily related to the Company’s convertible promissory notes and notes payable and includes non-cash amortization of debt discounts of $703,544 and $1,766,925 and non-cash interest of $111,606 and $1,442,654 for the years ended December 31, 2018 and 2017, respectively.

In addition, the Company incurred an aggregate of $140,022 loss on extinguishment of debt in fiscal 2018, primarily from settlement of an outstanding convertible note as compared to a loss on settlement of debt of $913,562 in fiscal 2017 primarily from note extensions.

During 2018, the Company reduced previously issued warrants exercisable at $0.10 per share to $0.06 per share as an inducement to exercise. In addition, as part of the exercise of the warrant, the holder would receive one Series B warrant (exercisable at $0.25 per share, expiring four years from issuance -see above) for every four warrants exercised. The Company accounted for the transaction under inducement accounting and accounted for the price reduction of $0.04 per share and the fair value of the Series B warrants as inducement expense in the amount of $734,273.

In 2018, the Company issued convertible notes payable with variable conversion features which included embedded derivatives. As such, the Company is required to bifurcate the fair value of the derivative and mark-to-market each reporting period. During the year ended December 31, 2018, the Company recorded a $1,547,402 loss on change in fair value of derivative liabilities as compared to a $1,741,441 gain for 2017.

Overall, other expense, net - increased by $1,730,190 to $4,745,439 during the year ended December 31, 2018 as compared to $3,015,249 during the year ended December 31, 2017.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2018 compared to December 31, 2017:

	Year ended
	December 31, 2018	December 31, 2017	Increase/ (Decrease)
Current Assets	$45,447	$33,156	$12,291
Current Liabilities	$6,371,092	$3,525,534	$2,845,558
Working Capital Deficit	$(6,325,645)	$(3,492,378)	$2,833,267

As of December 31, 2018, we had a working capital deficit of $6,325,645, as compared to a working capital deficit of $3,492,378 as of December 31, 2017, an increase of $2,833,267. During the year ended December 31, 2018 we received net proceeds of $362,887 from the issuance of convertible notes and warrants and $670,270 from exercise of warrants, net with repayments of $39,941 of convertible notes and officer loans. The Company used the proceeds to fund operations during the year. The increase in our working capital deficit is primarily attributable to our negative cash flow from operations resulting in our growing accounts payable, accrued liabilities and outstanding debt.

We have incurred net operating losses and operating cash flow deficits since inception. We have been funded primarily by debt, to execute on our business plan and for working capital. Our principal source of liquidity is our cash. At December 31, 2018, we had cash totaling approximately $26,000. We believe our existing available cash is insufficient to enable the Company to meet the working capital requirements for the near future. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product. However, there can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In order to boost sales, we continue to explore potential expansion opportunities in the industry through mergers and acquisitions, enhancement of our existing products, development of new products and expansion into other international markets. We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

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

Going Concern and Management’s Liquidity Plans

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2018, a net loss and net cash used in operating activities for the year then ended and has generated only minimal revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

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

The spread of a novel strain of coronavirus (COVID-19) around the world in the first half of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The outbreak and any preventative or protective actions that governments or we may take in respect of this COVID-19 may result in a period of business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition, and results of operations. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 and the actions to contain the COVID-19 or treat its impact, among others.

Financing Transactions

During the year ended December 31, 2018, we sold $425,900 Units to investors. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share. The Offerings Notes are due six months after the issuance of each note, as amended.

Each of the Notes is convertible at an initial price equal to $0.06 per share. In addition, during the two month period commencing on each issuance of the Offering 3 Notes, as amended, the Notes will contain a look-back provision pursuant to which the Notes will be convertible at the lower of $0.06 per share or the lowest volume weighted average price of the Company’s common stock (the “VWAP”) during any 10 day period during such two (2) month period, provided however, in the event that the VWAP during any such ten (10) day period is less than $0.06 per share, then the reset conversion price of the Notes shall be no lower than $0.03. The Notes also contain a reset provision to the same price as any future offering over the lifetime of the Notes in the event that the conversion or offering price of securities offered in such subsequent offering is less the Conversion Price of the Notes in this Offering. Notwithstanding the foregoing, in no event shall the Conversion Price be lower than $0.03 per share.

Summary Cash flows for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017
Net cash used in operating activities	$(980,925)	$(725,243)
Net cash used in investing activities	$–	$(37,500)
Net cash provided by financing activities	$993,216	$720,807

Cash Used in Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities in 2018 consisted of net loss adjusted for certain non-cash items such as equity-based compensation expense of $2,606,982, fair value of warrants issued in connection with note extensions, inducement expense of $734,273, fair value of warrants for services, amortization of debt discounts of $703,544, non-cash interest of $111,606, loss on extinguishment of debt of $140,022, loss on change in fair value of derivative liabilities of $1,547,402, as well as the effect of changes in working capital and other activities.

Cash Used in Investing Activities

No cash used in investing activities for the year ended December 31, 2018 as compared to $37,500 for 2017.

Cash Provided by Financing Activities

Cash provided by financing activities consists primarily of net proceeds from issuance or repayments of notes payable, convertible promissory notes and warrant exercises for the year ended December 31, 2018.

Cash provided by financing activities increased from the year ended December 31, 2017 to the year ended December 31, 2018, primarily driven by an increase in proceeds from the issuance of convertible notes and warrants exercises offset by the repayment of notes payable and related party loans.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2018 and 2017, the Company did not have any derivative instruments that were designated as hedges.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).

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

Based on this assessment, management concluded that as of the period covered by this Annual Report on Form 10-K, it had material weaknesses in its ability to file timely due to limited financial and personnel resources .

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

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations. The Company intends to hire additional members of upper management to traditionally segregate duties upon receiving sufficient funding to do so.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of December 31, 2018, our executive officers and directors were as follows:

Name	Age	Position
Ray Colwell	53	Chief Executive Officer and Director
William Gorfein	31	Principal Financial Officer and Director
Kevin Richardson	50	Director

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

On November 26, 2019, Colwell resigned as Chief Executive Officer (“CEO”) of PeerLogix, Inc. (the “Company”). Mr. Colwell’s resignation as the CEO was not a result of any disagreements with the Company regarding its the operations, policies or practices. On November 26, 2019 Mr. Gorfein assumed the role of CEO.

William Gorfein – Founder of PeerLogix and Director

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

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Total ($)
Ray Colwell (1)(6)	2018	$192,307	–	(2)	$1,702,637	$1,894,944
	2017	$173,356	–	(3)	$409,059	$582,415

William Gorfein	2018	$117,790	–	(5)	$1,791,169	$1,908,959
Principal Financial Officer and director (4)	2017	–	–		–	–

(1)	Mr. Colwell was appointed on February 21, 2017.
(2)	On December 5, 2018, Mr. Colwell was granted 20,000,000 options to purchase the Company’s common stock at $0.09 per share and expiring 10 years from issuance. 10,000,000 options vest upon issuance, 5,000,000 options vest on May 1, 2019 and 5,000,000 vest on December 1, 2019.
(3)	On March 6, 2017, Mr. Colwell was granted 7,000,000 options to purchase the Company’s common stock at $0.11 per share and expiring 10 years from issuance. 1,000,000 options vest upon issuance with the remainder with defined market conditions. On December 5, 2018 all 7,000,000 options were cancelled.
(4)	Mr. Gorfein was appointed on August 13, 2015. Mr. Gorfein was appointed CEO on November 26, 2019.
(5)	On December 5, 2018, Mr. Gorfein was granted 20,000,000 options to purchase the Company’s common stock at $0.09 per share and expiring 10 years from issuance. 10,000,000 options vest upon issuance, 5,000,000 options vest on May 1, 2019 and 5,000,000 vest on December 1, 2019. On December 5, 2018 all of the previously issued 9,000,000 options were cancelled. On July 9, 2019, Mr. Gorfein was granted 30,000,000 options to purchase the Company’s common stock at $0.05 per share and expiring 10 years from issuance. 15,000,000 options vest upon issuance, 7,500,000 vest on January 9, 2021 and 7,500,000 vest on July 9, 2021. On July 9, 2019 all of the above previously issued 20,000,000 options were cancelled.
(6)	On November 26, 2019, Mr. Colwell resigned as CEO of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Exercised Unearned Options	Option Exercise Price	Option Expiration Date
William Gorfein (Principal Financial Officer)	10,000,000	10,000,000	–	$0.09	12/01/2028
Ray Colwell	10,000,000	10,000,000	–	$0.09	12/01/2028

Employment Agreements

On February 21, 2017, the Company entered into an employment agreement with Ray Colwell, pursuant to which, commencing March 6, 2017, Mr. Colwell will serve as the Chief Executive Officer of the Company through March 5, 2019. Mr. Colwell’s employment agreement will thereafter be extended for additional one-year periods unless the Company or the Executive gives six (6) months’ notice of the intention to terminate this Agreement. Mr. Colwell’s employment was subsequently extended to March 5, 2020 pursuant to the terms of the employment agreement. Mr. Colwell resigned as Chief Executive Officer on November 26, 2019. Mr. Colwell’s resignation was not a result of any disagreements with the Company regarding its operations, policies or practices.

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

The Company agrees to promptly reimburse Mr. Gorfein for all reasonable and necessary business expenses, including without limitation, telephone and other charges incurred by them on behalf of the Company. In addition, the Company has agreed to provide Mr. Gorfein with health insurance.

Limits on Liability and Indemnification

Through August 14, 2019, we provided directors and officers insurance for our current directors and officers.

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

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board of Directors, which as of December 31, 2018, is comprised of Kevin Richardson, William Gorfein and Ray Colwell.

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

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2018 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)		Total ($)
Kevin Richardson	$20,000	$713,221	(1)	$733,221

(1)	On December 5, 2018, Mr. Richardson was granted 10,000,000 options to purchase the Company’s common stock at $0.09 per share and expiring 10 years from issuance. 5,000,000 options vest upon issuance, 2,500,000 options vest on May 1, 2019 and 2,500,000 vest on December 1, 2019. On July 9, 2020, the 10,000,000 options above were cancelled and Mr. Richardson was issued 20,000,000 options of which 10,000,000 were vested immediately and 5,000,000 as of 12/9/2020 and 5,000,000 as of 7/9/2021.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	The director is, or at any time during the past 3 years was, an employee of the company;

•	The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	A family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of our Common Stock as of December 18, 2020 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of August 21, 2020 are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The following table assumes 67,744,953 shares are outstanding as of December 18, 2020.

Unless otherwise indicated, the address of each beneficial holder of our Common Stock is our corporate address.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		% of Shares of Common Stock Beneficially Owned
William Gorfein	21,512,185	(1)	26%
Kevin Richardson	10,000,000	(2)	12.86%

All directors, director appointees and executive officers as a group (3 persons)	31,512,185		35.15%

5% or greater stockholder
Charles Merkel PO Box 1388 Clarksdale, MS 38614	10,148,750	(3)	20.07%

GSB Holdings 14179 Laurel Trail Wellington, FL 03314	9,864,310	(4)	14.75%

Gerald Quave 5214 Finisterre Palm City, FL 32408	6,985,625	(5)	13.93%

J&N Investments 124 E 8th St Lakewood, NJ 08701	5,184,667	(6)	7.47%

Francis Straw 32200 Cantlon Drive Wadsworth, NV 89442	9,983,000	(7)	13.57%

Ann-Marie Giulietti 30 Arden Lane Sands Point, NY 11050	9,676,255	(8)	12.5%

John Lahr	5,935,313	(9)	8.2%

Barry Donner	5,534,125	(10)	7.72%

Freeman Trust	5,495,417	(11)	7.62%

Fredric Colman	5,072,460	(12)	7.11%

Jelcada LP	5,022,710	(13)	7.02%

__________

* Less than 1%

(1)	Comprised of 6,512,185 shares of common stock and options to purchase 15,000,000 shares of common stock that are currently exercisable within 60 days of August 21, 2020.

(2)	Comprised of options to purchase 10,000,000 shares of common stock that are currently exercisable or exercisable within 60 days of August 21, 2020.

(3)	Comprised of 6,000,000 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of August 21, 2020 and 2,288,333 shares of common stock and warrants to purchase 8,152,080 shares of common stock that are currently exercisable or exercisable within 60 days of August 21, 2020.

(4)	Comprised of 3,375,000 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of August 21, 2020 and 55,249,685 shares of common stock and warrants to purchase 2,189,807 shares of common stock that are currently exercisable or exercisable within 60 days of August 21, 2020.

(5)	Comprised of 1,850,000 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of August 21, 2020 and 3,692,500 shares of common stock and warrants to purchase 4,824,500 shares of common stock that are currently exercisable or exercisable within 60 days of August 21, 2020.

(6)	Comprised of 1,000,000 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of August 21, 2020 and 2,744,667 shares of common stock and warrants to purchase 1,500,000 shares of common stock that are currently exercisable or exercisable within 60 days of August 21, 2020.

(7)	Comprised of 2,500,000 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of August 21, 2020 and 3,793,000 shares of common stock and warrants to purchase 3,750,000 shares of common stock that are currently exercisable or exercisable within 60 days of August 21, 2020.

(8)	Comprised of 4,166,667 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of August 21, 2020 and warrants to purchase 5,509,588 shares of common stock that are currently exercisable or exercisable within 60 days of August 21, 2020.

(9)	Comprised of 2,000,000 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of August 21, 2020 and 1,256,250 shares of common stock and warrants to purchase 2,679,063 shares of common stock that are currently exercisable or exercisable within 60 days of August 21, 2020.

(10)	Comprised of 1,850,000 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of August 21, 2020 and 1,558,500 shares of common stock and warrants to purchase 2,125,625 shares of common stock that are currently exercisable or exercisable within 60 days of August 21, 2020.

(11)	Comprised of 1,550,000 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of August 21, 2020 and 1,133,333 shares of common stock and warrants to purchase 2,812,084 shares of common stock that are currently exercisable or exercisable within 60 days of August 21, 2020.

(12)	Comprised of 1,773,333 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of August 21, 2020 and 1,451,667 shares of common stock and warrants to purchase 1,847,460 shares of common stock that are currently exercisable or exercisable within 60 days of August 21, 2020.

(13)	Comprised of 1,631,667 shares of common stock, convertible notes that are currently convertible or convertible within 60 days of August 21, 2020 and 1,224,167 shares of common stock and warrants to purchase 2,166,876 shares of common stock that are currently exercisable or exercisable within 60 days of August 21, 2020.

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

Transactions with Related Parties

During the current and prior periods, one of the Company’s officers made non-interest bearing loans to the Company in the form of cash and payments to vendors on behalf of the Company. The loans are due on demand and unsecured. As of December 31, 2018 and 2017, the Company is reflecting a liability of $0 and $9,941, respectively. The Company did not impute interest on the loan as it was deemed to be de minimis to the consolidated financial statements.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services rendered by Marcum LLP (“Marcum”) for the audit of our annual financial statements and review of financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2018 and 2017 were approximately $119,748 and $146,513.

The following table shows the fees for professional services rendered by Marcum during those periods:

Fee Category	2018	2017
Audit Fees	$119,748	$146,513
Audit-Related Fees	$–	$–
Tax Fees	$–	$–
All Other Fees	$–	$–
Total Fees	$119,748	$146,513

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements attached hereto commencing on page F-1 and are included herein.

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Description of Exhibits
3(i)(1)	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed with the SEC on March 26, 2014)
3(i)(2)	Certificate of Incorporation and Amendment (Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K as filed with the SEC on August 17, 2015)
3(i)(3)	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed with the SEC on September 10, 2015)
3(ii)(1)	Bylaws (Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K as filed with the SEC on August 17, 2015)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Financial Officer*
101	Interactive Data Files *
101.SCH	Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

__________

* Filed herewith

Peerlogix, Inc.

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Peerlogix, Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Peerlogix, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum llp

We have served as the Company's auditor since 2015.

Houston, Texas

December 18, 2020

PEERLOGIX, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
Current assets:
Cash	$26,377	$14,086
Prepaid expenses and other current assets	19,070	19,070
Total current assets	45,447	33,156

Total assets	$45,447	$33,156

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$383,999	$421,518
Accrued payroll and related expenses	407,437	371,069
Accrued directors' fees	120,075	95,075
Accrued interest and other liabilities	870,575	203,719
Demand loans payable	15,000	15,000
Settlement payable	–	41,857
Convertible notes payable - net of debt discount of $305,598 and $277,969, respectively	1,800,352	1,432,081
Loans payable - officers	–	9,941
Derivative liabilities	2,773,654	935,274
Total current liabilities	6,371,092	3,525,534

Total liabilities	6,371,092	3,525,534

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and 2017	–	–
Common stock, par value $0.001; 350,000,000 shares authorized; 54,018,285 and 46,122,368 shares issued and outstanding as of December 31, 2018 and 2017, respectively	54,018	46,122
Additional paid in capital	11,233,109	4,850,445
Subscriptions received	287,575	–
Accumulated deficit	(17,900,347)	(8,388,945)
Total stockholders' deficit	(6,325,645)	(3,492,378)

Total liabilities and stockholders' deficit	$45,447	$33,156

See the accompanying notes to the consolidated financial statements

PEERLOGIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017

Revenue	$57,973	$1,096

Operating expenses:
General and administrative	4,823,936	1,981,944
Total operating expenses	4,823,936	1,981,944

Loss from operations	(4,765,963)	(1,980,848)

Other income (expense):
Interest expense	(2,323,742)	(3,805,628)
Change in fair value of derivative liabilities	(1,547,402)	1,741,441
Loss on loan receivable	–	(37,500)
Inducement expense	(734,273)	–
Loss on settlement of debt	(140,022)	(913,562)
Total other expense	(4,745,439)	(3,015,249)

Net loss	$(9,511,402)	$(4,996,097)

Net loss per common share - basic and diluted	$(0.15)	$(0.12)

Weighted average common shares outstanding - basic and diluted	63,490,608	42,366,866

See accompanying notes to the consolidated financial statements

PEERLOGIX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional
	Common stock		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total
Balance, January 1, 2017	26,860,825	$26,861	$2,430,276	$–	$(3,392,848)	$(935,711)
Common stock issued in connection with notes payable	8,211,333	8,211	(2,239)	–	–	5,972
Common stock issued in modification of convertible notes payable, related party	218,750	219	12,906	–	–	13,125
Common stock issued in settlement of payables	878,710	878	82,601	–	–	83,479
Common stock issued for services	5,119,750	5,120	429,147	–	–	434,267
Common stock issued as payment of accrued interest on convertible notes payable	4,833,000	4,833	414,347	–	–	419,180
Fair value of warrants issued in connection with convertible notes payable	–	–	18,681	–	–	18,681
Warrants issued in connection with extension of convertible notes payable	–	–	767,936	–	–	767,936
Reclassify beneficial conversion feature to derivative liability	–	–	(172,036)	–	–	(172,036)
Reclassify derivative liability to equity upon payoff of convertible notes payable	–	–	48,093	–	–	48,093
Modifications of investor warrants	–	–	37,329	–	–	37,329
Fair value of warrants due to agent in connection with extension of convertible notes payable	–	–	188,120	–	–	188,120
Stock based compensation	–	–	595,284	–		595,284
Net loss	–	–	–	–	(4,996,097)	(4,996,097)
Balance, December 31, 2017	46,122,368	$46,122	$4,850,445	$–	$(8,388,945)	$(3,492,378)

See accompanying notes to the consolidated financial statements

PEERLOGIX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional
	Common stock		Paid in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total
Balance, January 1, 2018	46,122,368	$46,122	$4,850,445	$–	$(8,388,945)	$(3,492,378)
Common stock issued in connection with settlement agreement	800,000	800	52,000	–	–	52,800
Common stock issued for accrued interest on convertible notes payable	666,000	666	39,294	–	–	39,960
Common stock issued in exchange for warrants exercised	6,429,917	6,430	376,265	–	–	382,695
Inducement cost to exercise warrants	–	–	734,273	–	–	734,273
Fair value of warrants issued in connection with convertible notes payable	–	–	152,243	–	–	152,243
Fair value of warrants issued in connection with extension of convertible notes payable	–	–	1,109,829	–	–	1,109,829
Fair value of warrants issued for services	–	–	1,280,507	–	–	1,280,507
Reclassify derivative liability to equity upon payoff of convertible notes payable and accrued interest	–	–	31,271	–	–	31,271
Proceeds received from exercise of warrants	–	–	–	287,575	–	287,575
Stock based compensation	–	–	2,606,982	–	–	2,606,982
Net loss	–	–	–	–	(9,511,402)	(9,511,402)
Balance, December 31, 2018	54,018,285	$54,018	$11,233,109	$287,575	$(17,900,347)	$(6,325,645)

See accompanying notes to the consolidated financial statements

PEERLOGIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,511,402)	$(4,996,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,606,982	1,024,431
Amortization of debt discounts	703,544	1,766,925
Non cash interest	111,606	1,442,654
Fair value of warrants issued in connection with warrant extensions	1,109,829	–
Inducement expense	734,273	–
Change in fair value of derivative liabilities	1,547,402	(1,741,441)
Loss on loan receivable	–	37,500
Loss on settlement of debt	140,022	936,915
Fair value of warrants issued for services	1,280,507	–
Modification of investor warrants	–	37,329
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	–	15,323
Accounts payable	(37,520)	143,504
Accrued payroll and related expenses	36,368	149,231
Accrued director fees	25,000	55,000
Other accrued liabilities	387,839	403,483
Settlement payable	(115,375)	–
Net cash used in operating activities	(980,925)	(725,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to abandoned acquisition target	–	(37,500)
Net cash used in investing activities	–	(37,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	362,887	901,138
Proceeds from officer loans	–	11,156
Proceeds from exercise of warrants	670,270	–
Repayments of notes payable - related party	–	(50,018)
Repayments of convertible notes payable	(30,000)	(106,000)
Repayments of officer loans	(9,941)	(35,469)
Net cash provided by financing activities	993,216	720,807

Net change in cash	12,291	(41,936)

Cash - beginning of period	14,086	56,022
Cash - end of period	$26,377	$14,086

Supplemental disclosures of cash flow information:
Interest paid	$–	$15,670
Income taxes paid	$–	$–

Supplemental disclosure on non-cash investing and financing activities:
Debt discount paid in form of common shares and warrants	$380,439	$24,653
Debt discount recorded on convertible debt accounted for as derivative liabilities	$305,273	$1,256,460
Repurchase of beneficial conversion feature due to reassessment of derivative liability	$–	$172,036
Common stock issued in settlement of accrued interest	$39,960	$419,180
Reclassification of derivative liability to equity	$31,271	$48,093
Debt issuance cost paid in form of common stock and warrants	$–	$188,120
Debt issuance cost accrued	$–	$98,885
Common stock issued in connection with settlement of liabilities	$52,800	$83,479

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company has generated minimal revenues since inception and continues to incur recurring losses from operations and has an accumulated deficit. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $9.5 million and net cash used in operations of approximately $981,000 for the year ended December 31, 2018. In addition, the Company has notes payable in default (see Note 6). These conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern within one year from the issuance date of the consolidated financial statements.

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

On November 1, 2019, the Company retained Bankers Capital International to explore strategic alternatives in order to maximize shareholder value. The Company has not set a formal timetable for this exploration, nor has it made any decisions related to the form or structure of strategic alternatives at this time. The Company can not make assurances that the process will result in a transaction.

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

Revenue Recognition

The Company recognizes revenue when delivery of the promised goods or services is transferred to its customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

Effective January 1, 2018, the Company adopted Accounting Standard Codification(“ASU”) 2014-09  “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The Company adopted the standard using the modified retrospective approach effective January 1, 2018. There was no significant impact from adoption of Topic 606.

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

The Company contracts with Demand Partners, including DMPs and DSPs representing advertisers, are generally in the form of a revenue share between the Demand Partner and the Company. Revenue payouts to the Company typically occur within sixty (60) days after the end of each calendar month, and the contracts typically have an initial term of a year. Due to the uncertainty of amount of revenue earned during the process, it is recognized upon payout and receipt of payment. Revenue through December 31, 2018 had been de minimis to the consolidated financial statements.

The Company had three major customers including their affiliates which generated approximately 91% (60.0%, 16% and 15%) of its revenue in the year ended December 31, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2018 and 2017, the Company does not have any cash equivalents.

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

Derivative Liabilities

In connection with the issuance of certain convertible promissory notes, the terms of the convertible notes included an embedded conversion feature which provided for the settlement of certain convertible promissory notes into shares of common stock at a rate which was determined to be variable with no floor. The Company determined that the conversion feature was an embedded derivative instrument pursuant to Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”

The accounting treatment of derivative financial instruments requires that the Company record the conversion option, if applicable, at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The fair values of conversion options that are convertible at a variable conversion price are valued using a Black-Scholes Valuation Model and the assumptions used in the calculation would produce substantially the same results if valued through a lattice model.

The Black-Scholes Valuation Model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the instrument granted.

The principal assumptions used in applying the Black-Scholes model were as follows:

Year Ended
December 31, 2018
Risk-free interest rate	1.63% – 2.83%
Contractual term	0.02 - 4.00 years
Expected volatility	228.055%-265.65%
Dividends	0.0%

Year Ended
December 31, 2017
Risk-free interest rate	0.52 – 2.20%
Contractual term	0.02 - 4.00 years
Expected volatility	200% - 353%
Dividends	0.0%

At any given time, certain of the Company’s embedded conversion features on debt and outstanding warrants may be treated as derivative liabilities for accounting purposes under ASC 815-40 due to insufficient authorized shares to settle these outstanding contracts. Pursuant to SEC staff guidance that permits a sequencing approach based on the use of ASC 815-15-25 which provides guidance for contracts that permit partial net share settlement. The sequencing approach may be applied in one of two ways: contracts may be evaluated based on (1) earliest issuance date or (2) latest maturity date. Pursuant to the sequencing approach, the Company evaluates its contracts based upon the latest maturity date.

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

Total shares issuable upon the exercise of warrants, exercise of stock options and conversion of convertible promissory notes for the year ended December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Warrants	59,028,170	36,305,369
Stock options	52,400,000	24,550,000
Convertible promissory notes and accrued interest	53,662,991	35,227,200
Total	165,091,161	96,082,569

For the year ended December 31, 2018 and 2017, 14,124,453 and 4,269,941 warrants were included in basic and diluted loss per share as their exercise price was determined to be nominal.

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

The Company classifies interest expense and any related penalties, if any, related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2018 and 2017.

Management has evaluated and concluded that there was no material uncertain tax positions requiring recognition in the Company’s financial statements for the years ended December 31, 2018 and 2017. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Research and development costs

All research and development costs are charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred minimal research and development expenses for the years ended December 31, 2018 and 2017.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $26,625 and $6,453 as advertising costs for the years ended December 31, 2018 and 2017, respectively.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

December 31, 2018		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features	$2,773,654	$–	$–	$2,773,654	$2,773,654

December 31, 2017		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features	$935,274	$–	$–	$935,274	$935,274

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2018:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, January 1, 2017	$–
Reclassification of derivative liability from equity	172,036
Issuances, reassessments and settlements	2,552,772
Reclassify to equity upon note payoff	(48,093)
Change in fair value	(1,741,441)
Balance, December 31, 2017	935,274
Fair value of derivative at issuance date	322,251
Reclassify to equity upon note payoff	(31,271)
Change in fair value	1,547,402
Balance, December 31, 2018	$2,773,654

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

Recently Issued Accounting Guidance

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed (see note 11).

NOTE 4 – LOAN RECEIVABLE

During February 2017, the Company loaned $37,500 to a potential merger candidate, for working capital purposes. In March 2017, the Company withdrew its plan of merger and recorded an allowance for loan losses of $37,500 due to the loan deemed uncollectible.

NOTE 5 – SETTLEMENT PAYABLE

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

Amendment

On March 16, 2017, the Company entered into an amendment to the SPA. The SPA was modified as follows:

☐	The maturity date of the Debentures was extended to April 8, 2017;

☐	The default interest rate was set at 18%.

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

During the year ended December 31, 2017, the Company repaid $50,018 in principal and $2,982 in accrued interest on certain convertible notes to related parties. Upon repayment, derivative liabilities in the amount of $48,093 were reclassified to equity. The outstanding principal balance on the Debentures at December 31, 2017 was $41,857.

The Debentures are secured by all assets of the Company. The Company was in default of the SPA, making the entire unpaid principal and interest due and payable. The Investor has initiated a claim against the Company for payment of a loan in default with a principal sum of $109,375. On April 27, 2018, the Company accepted a settlement offer totaling approximately $115,375 in cash and 800,000 shares of stock. As such, the Company has reclassified the note payable-related party to settlement payable and accrued the estimated fair value of the settlement of $164,875. In connection with the settlement, the Company recorded a loss on settlement of debt of $119,653 in current period operations.

During year ended December 31, 2018, the Company issued 800,000 shares of its common stock and paid $115,375 towards the Attia Investments, LLC settlement. As of December 31, 2018, the outstanding balance was $0.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	2018	2017
Offering 3	$825,500	$825,500
Offering 4	439,550	439,550
Offering 5	200,000	200,000
Offering 6	640,900	245,000
Total	2,105,950	1,710,050
Less: debt discount	(325)	(277,969)
Net	$2,105,625	$1,432,081

Offering 3, 4,5,6 (collectively referred to as “Offerings”):

During the years ended December 31, 2018, 2017 and 2016, the Company sold $425,450, $1,110,000 and $600,500, respectively, of Units to investors. Each Unit was sold at a price of $10,000 per Unit and consisted of one (1) six (6) month, 18% convertible promissory note (36% on an annual basis) with a face value of $10,000 and four year warrants exercisable for an aggregate number of shares of common stock equal to 50% of the shares of common stock into which the Note is initially convertible, exercisable at a price of $0.10 per share. The Offerings Notes are due six months after the issuance of each note, as amended.

Each of the Notes is convertible at an initial price equal to $0.06 per share. In addition, during the two month period commencing on each issuance of the Offering 3 Notes, as amended, the Notes will contain a look-back provision pursuant to which the Notes will be convertible at the lower of $0.06 or the lowest volume weighted average price of the Company’s common stock (the “VWAP”) during any 10 day period during such two (2) month period, provided however, in the event that the VWAP during any such ten (10) day period is less than $0.06, then the reset conversion price of the Notes shall be no lower than $0.03. The Notes also contain a reset provision to the same price as any future offering over the lifetime of the Notes in the event that the conversion or offering price of securities offered in such subsequent offering is less the Conversion Price of the Notes in this Offering. Notwithstanding the foregoing, in no event shall the Conversion Price be lower than $0.03 per share.

The conversion feature of the Offerings Notes issued during 2016 was accounted for in the previous year initially as equity. The Company concluded the conversion feature of the Notes did not qualify as a derivative because there was no market mechanism for net settlement and they were not readily convertible to cash.

The Company reassessed the conversion feature of the Offerings Notes issued during 2016 for derivative treatment during January 2017 and concluded its shares were readily convertible to cash based on the current trading volume of the Company’s stock. Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The conversion feature was measured at fair value using a Black Scholes and Binomial model at the reassessment date and the period end. The conversion feature, when reassessed, gave rise to a derivative liability of $1,526,300. In accordance with ASC 815, $129,434 was charged to paid in-capital due to the fact a beneficial conversion feature was recorded on the original issue date. In addition the Company recorded a debt discount to the Notes of $90,153 relating to the fair value of the conversion option. The fair value of the conversion option on the date of issuance in excess of the face amount of the note was recorded to interest expense on the date of issuance.

The conversion feature has been measured at fair value using a Black Scholes model at the assessment date and the period end. The conversion feature, when assessed, gave rise to a derivative liability of $322,250. In 2018, the Company recorded an aggregate debt discount to the Notes of $425,900 comprised of i) $322,250 relating to the fair value of the conversion option, which was recorded as a derivative liability ii) $63,013 of incurred issuance costs and iii) $152,243 allocated fair value of the issued warrants. The excess of derivative liability over net proceeds of the notes of $111,606 was charged to interest expense. The debt discounts are amortized ratably to interest expense over the term of the notes.

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

At December 31, 2018, the Company remeasured the fair value of the conversion feature of the issued and outstanding notes and accrued interest and determined the estimated fair value of the derivative liability of $2,773,654. The Company recorded a loss on change in fair value of derivative liabilities of $1,547,402 for the year ended December 31, 2018.

During the year ended December 31, 2018, the Company issued an aggregate of 13,020,414 warrants to existing note holders at $0.10 per share for four years to extend the terms of maturing notes for six months. The fair value of the issued warrants, determined by the Black-Scholes model, of $1,109,829 was charged as a debt discount and amortized over the extended term up to the note’s initial net proceeds of $1,089,460 and the excess of $20,369 was charged as a loss on extinguishment of debt.

During the year ended December 31, 2017, the Company issued warrants to acquire an aggregate of 11,883,331 shares of the Company’s common stock at $0.10 per share for four years in connection with the extension of the above described notes. The determined fair value at the date of issuance of $890,372 was charged as loss on extinguishment of debt.

In addition, to the extent that any investor that acquires Units in these Offerings had previously acquired securities issued by the Company or its subsidiary in one of the two prior private offerings placed by the Placement Agent in 2015 (each a “Prior Offering”), which collectively raised gross proceeds of $1,510,000 (each an “Existing Investor”), the Company has agreed to provide additional consideration to each such Existing Investor as follows: (i) if the Existing Investor acquires Units in this Offering in an amount equal to fifty percent (50%) or greater than the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive (a) an additional 7.33 shares, as amended, (if the investor invested in the first Prior offering) or 9 shares, as amended, of the Company’s common stock (if the investor invested in the second Prior Offering) (each “Incentive Shares”); and (b) the exercise price of each of the warrants purchased by the Existing Investor will be reduced from $0.60 per share (if the investor invested in the first Prior Offering) or $0.72 per share (if the investor invested in the second Prior Offering) to $0.10 per share (the “Incentive Warrant Price Reduction”); and (ii) if the Existing Investor acquires Units in this Offering in an amount equal to less than fifty percent (50%) of the amount the Existing Investor invested in a Prior Offering, such Existing Investor will receive a pro-rata number of Incentive Shares and Incentive Warrant Price Reduction on only a pro-rata portion of the warrants acquired by the Existing Investor in the Prior Offering.

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

As part of the transactions, the Company incurred placement agent fees based on the aggregate gross proceeds raised during the year ended December 31, 2017, or $208,862, which were recorded as debt discount for debt issuance costs. In addition, during the year ended December 31, 2017, the Company issued the placement agent warrants an aggregate of 3,219,106 common shares and was obligated to issue an additional 1,333,467 warrants (See Note 11). The placement agent warrants have an exercise price of $0.001 per share, have a seven (7) year term and vest immediately. In 2018, the Company issued placement agents warrants in aggregate of 9,854,512 with the same terms as 2017 for past advisory services. The fair value of $1,280,507 was charged to 2017 operations.

The Company was in default on convertible notes in the principle sum of $2,105,950 as of the date of this report. The convertible notes are secured by all assets of the Company. No defaults under the convertible notes have been called by any note holders.

NOTE 7 – LOANS PAYABLE - OFFICERS

During the current and prior periods, one of the Company’s officers made non-interest bearing loans to the Company in the form of cash and payments to vendors on behalf of the Company. The loans are due on demand and unsecured. As of December 31, 2018 and 2017, the Company is reflecting a liability of $0 and $9,941 respectively. The Company did not impute interest on the loan as it was deemed to be de minimis to the consolidated financial statements.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

Common stock issued with convertible notes - related party

During the year ended December 31, 2017, the Company issued an aggregate of 218,750 restricted common shares to an investor related to the modification of the terms of an existing convertible note (See Note 5).

During year ended December 31, 2018, the Company issued 800,000 shares of its common stock and paid $115,375 towards the Attia Investments, LLC debt settlement. As of December 31, 2018, the outstanding debt obligation to Attia was $0.

Common stock issued in connection with settlement of vendor liabilities

During the year ended December 31, 2017, the Company issued an aggregate of 878,710 restricted common shares to vendors to settle liabilities in the amount of $83,479. The shares were valued based on the quoted closing trading price on the grant date. In connection with the settlement, the Company recorded a gain on settlement of vendor debt of $29,122.

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

During the year ended December 31, 2018, the Company issued an aggregate of 666,000 restricted common shares in settlement of accrued interest on convertible notes payable in the amount of $39,294. The shares were valued based on the quoted closing trading price on the vesting date of $58,189. In connection with the settlement, the Company recorded the excess of fair value of common stock and settled interest as a reduction in the derivative liability.

Common stock issued upon exercise of warrants

During the year ended December 31, 2018, the Company issued an aggregate of 6,429,917 restricted common shares upon exercise of warrants with net proceeds of $382,695.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of its preferred stock are issued or outstanding.

2018 Amended and Restated Equity Incentive Plan

The Board of Directors and stockholders of the Company adopted the 2018 Amended and Restated Equity Incentive Plan in December 2018, which was amended and restated from 2016, which reserves a total of 70,000,000 shares of Common Stock for issuance under the 2018 Plan. If an incentive award granted under the 2018 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2018 Plan.

Shares issued under the 2018 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2018 Plan. In addition, the number of shares of common stock subject to the 2018 Plan, any number of shares subject to any numerical limit in the 2018 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction. As of December 31, 2018, 50,000,000 shares remain available for future issuance under the 2018 Plan.

Stock options issued for services

During the year ended December 31, 2017, the Company granted its Chief Executive Officer an aggregate of 7,000,000 stock options with an exercise price of $0.11 for services rendered, having a total grant date fair value of approximately $409,000. See below cancellation on December 1, 2018. 1,000,000 options vested immediately and expire in 2027; 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.25 and expire in 2027; 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.50 and expire in 2027; 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.75 and expire in 2027; and 1,500,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $1.00 and expire in 2027. 1,000,000 of the options contain only service conditions and will be expensed on a straight-line basis over the service period of the agreement. The remaining options contain market conditions and are being expensed over the derived service period as computed by a Geometric Brownian pricing model. Stock compensation expense of $70,779 and $63,574 in 2018 and 2017, respectively, was recorded prior to cancellation.

During the year ended December 31, 2017, the Company granted its Chairman of the Board an aggregate of 5,250,000 stock options with an exercise price of $0.07 for services rendered, having a total grant date fair value of approximately $128,525. See below cancellation on December 1, 2018. 1,750,000 options vested immediately and expire in 2027; 1,750,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.20 and expire in 2027; 1,750,000 options vest in the event that the average volume weighted average price of the Company’s common stock over any 10 day period is greater than or equal to $0.40 and expire in 2027; 1,750,000 of the options contain only service conditions and will be expensed on a straight-line basis over the service period of the agreement. The remaining options contain market conditions and are being expensed over the derived service period as computed by a Geometric Brownian pricing model. Stock compensation expense of $118,330 and $163,784 in 2018 and 2017, respectively, was recorded prior to cancellation.

On December 1, 2018, the Company cancelled an aggregate of 22,150,000 previously granted options to members of the Company’s Board of Directors, including options previously granted to the CEO and Chairman. Concurrently, the Company granted its Chairman of the Board, Chief Executive Officer and Board member 10,000,000, 20,000,000 and 20,000,000 (an aggregate of 50,000,000) stock options with an exercise price of $0.09 for services rendered.

The Company considered the concurrent cancellation and issuance of the 2018 options as a modification under the guidance of ASC 718, Compensation – Stock Compensation. In accordance with the guidance, the Company calculated the incremental increase of the fair value of the new 2018 options over the canceled options at the time of the modification, December 1, 2018. This incremental increase in fair value of the concurrent cancellation and issuance of the stock options amounted to $3,933,550 , which in accordance with the guidance is added to the original grant date fair value of the modified options in the amount of $273,457 (excluding previously recorded stock compensation expense). The aggregate fair value of the original grant date fair value and the incremental increase in fair value amounted to $4,207,007, which will be vested over the new terms of the 2018 options, with no adjustment to the stock compensation recorded just prior to the modification date.

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

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Risk free interest rate	2.842%	1.83-1.92%
Dividend yield	0.00%	0.00%
Expected volatility	237.76%	70.00-298.88%
Expected life in years	5.5	10
Forfeiture rate	0.00	0.00%

Since the Company had limited trading history in 2017, volatility was determined by averaging volatilities of comparable companies in addition to its historical trading history. The Company determined in 2018 that it did have sufficient data to estimate the volatility using only the Company’s own historical stock prices as compared to comparable companies.

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

The following is a summary of the Company’s stock option activity during the two years ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding-January 1, 2017	12,300,000	$0.11	5.94
Granted	12,250,000	0.09	10.00
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding – December 31, 2017	24,550,000	$0.10	7.03
Granted	50,000,000	0.09	10.00
Exercised	–	–	–
Forfeited/Cancelled	(22,150,000)	0.10	8.39
Outstanding – December 31, 2018	52,400,000	$0.09	9.72
Exercisable – December 31, 2018	2,100,000	$0.09	5.11

At December 31, 2018, the aggregate intrinsic value of options outstanding and exercisable was $3,000.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $2,606,982 and $450,413, for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, stock-based compensation of $1,814,263 remains unamortized and is expected to be amortized over the weighted average remaining period of 4 months.

Warrants

The Company used the Black-Scholes model to determine the fair value of warrants granted during the years ended December 31, 2018 and 2017. In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Risk free interest rate	1.93 – 2.96%	1.10 – 2.14%
Dividend yield	0.00%	0.00%
Expected volatility	170.30-279.23%	65.32 –316.98%
Contractual term (years)	4-7	3.1 - 5

The following is a summary of the Company’s warrant activity during the two years ended December 31, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding - January 1, 2017	8,956,677	$0.20	3.65
Granted	27,348,692	0.09	4.11
Exercised	–	–	–
Forfeited/Cancelled	–	–	–
Outstanding – December 31, 2017	36,305,369	$0.11	3.74
Granted	29,242,717	0.08	4.01
Exercised	(6,429,917)	0.10	–
Forfeited/Cancelled	–	–	–
Outstanding and Exercisable – December 31, 2018	59,118,169	$0.10	3.76

At December 31, 2018, the aggregate intrinsic value of warrants outstanding and exercisable was $1,286,626.

The following is additional information with respect to the Company's warrants as of December 31, 2018:

Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Currently Exercisable
14,074,453	$0.001	6.34	14,074,453
50,000	$0.01	1.18	50,000
1,000,000	$0.06	3.28	1,000,000
37,981,756	$0.10	2.92	37,981,756
1,000,000	$0.12	3.28	1,000,000
1,000,000	$0.18	3.28	1,000,000
2,818,625	$0.25	3.75	2,818,625
418,333	$0.60	1.35	418,333
775,002	$0.72	1.62	775,002
59,118,169			59,118,169

In April 2017, in exchange for services rendered by a third party, the Company issued 1,000,000, 1,000,000 and 1,000,000 warrants to purchase shares of the Company’s common stock with exercise prices of $0.06 per share, $0.12 and $0.18 per share, respectively that vested immediately. The fair value on the grant date of the warrants was $112,717 was charged to operations as services.

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

During the year ended December 31, 2018, the Company issued an aggregate of 3,549,166 warrants to purchase the Company’s common stock at $0.10 per share, expiring four years from issuance, in connection with the issuance of convertible notes payable. In addition, the Company issued 9,854,512 warrants to purchase the Company’s common stock at $0.001 per share, expiring seven years from issuance for placement agent services valued at $1,280,507.

During the year ended December 31, 2018, the Company issued an aggregate of 2,818,625 warrants to purchase the Company’s common stock at $0.25 per share, expiring four years from issuance, in connection with the exercise of warrants (see below).

During the year ended December 31, 2018, the Company issued an aggregate of 13,020,414 warrants to purchase the Company’s common stock at $0.10 per share, expiring four years from issuance, in connection with the six month extension of previously issued convertible notes payable. The fair value on the grant date of the warrants was $1,109,829 was charged as a debt discount up to the initial proceeds of the related notes and excess to operations as loss on extinguishment of debt.

During the year ended December 31, 2018, the Company reduced previously issued warrants exercisable at $0.10 per share to $0.06 per share as an inducement to exercise. In addition, as part of the exercise of the warrant, the holder would receive one Series B warrant (exercisable at $0.25 per share, expiring four years from issuance -see above) for every four warrants exercised. As of December 31, 2018, the Company issued 6,429,917 shares of common stock for warrant exercises with net proceeds of $382,695. The Company accounted for the transaction under inducement accounting and accounted for the price reduction of $0.04 per share and the fair value of the Series B warrants as inducement expense in the amount of $734,273. In addition, the Company has received net proceeds of $287,575 for the exercise of 4,844,583 additional warrants of which the shares were not issued until after December 31, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters other than described above that are deemed material to the consolidated financial statements as of December 31, 2018 and 2017.

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

On November 26, 2019, Walter Ray Colwell resigned as Chief Executive Officer (“CEO”) of PeerLogix, Inc. (the “Company”). No changes were made to the Company’s management after Mr. Colwell’s resignation.

Payroll Tax Liabilities

As of December 31, 2018, and through the date of this report, the Company has not filed certain federal and state income and payroll tax returns nor has it paid the payroll tax amounts and related interest and penalties relating to such returns. Payroll tax amounts due as of December 31, 2018, were $19,127 and penalties and interest are estimated to be $10,924 and $10,118 as of December 31, 2018 and 2017, respectively which have been included in other accrued liabilities at December 31, 2018 and 2017 in the accompanying consolidated Balance Sheets.

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

During the year ended December 31, 2017, in addition to the cash fees, the Company issued 1,319,750 shares and 3,219,106 warrants to acquire the Company’s common stock at $0.001 per share for seven years as placement agent fees as per the terms of the WestPark Advisory Agreements. In addition, as of December 31, 2017, the Company is obligated to issue an additional 1,333,467 warrants for placement agent fees with an exercise price of $0.001, expiring seven years from issuance date. In 2018, the Company issued placement agents warrants in aggregate of 9,854,512 with the same terms as 2017 for past advisory services. The fair value of $1,280,507 was charged to current year operations.

NOTE 10 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets as of December 31, 2018 and 2017 are presented below:

The income tax provision (benefit) consists of the following:

	2018	2017
Federal
Current	$–	$–
Deferred	(691,673)	(94,974)
State and local
Current	–	–
Deferred	(310,405)	(42,630)
Change in valuation allowance	(1,002,078)	137,604
Income tax provision (benefit)	$–	$–

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
U.S. Federal statutory rate	(21.0% )	(34.0% )
State tax, net of federal tax benefit	(9.4)	(9.4)
Federal tax rate change	0.0	10.9
Stock based compensation	13.5	8.9
Non-deductible interest expense	16.3	27.9
Other permanent differences	5.8	(7.0)
Change in valuation allowance	(5.2)	2.7
Income tax provision (Benefit)	0.0%	0.0%

As of December 31, 2018 and 2017 the deferred tax assets consisted of the following:

	2018	2017
Deferred Tax Assets:
Net operating loss carryovers	$809,873	$1,269,504
Total deferred tax asset	809,873	1,269,504
Valuation allowance	(809,873)	(1,269,504)
Net Deferred Tax Asset, net of valuation allowance	$–	$–

The Company is required to file its income tax returns in the U.S. federal jurisdiction and the state of New York and such returns are subject to examination by tax authorities. Tax returns for the years ended December 31, 2016, 2017 and 2018 remain open to Internal Revenue Service and State audits.

The Company has not filed its federal and state tax returns for the years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013 and 2012. The Net operating losses (“NOLs”) for these years will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2018, the Company had approximately $3.8 million of federal and state net operating losses that may be available to offset future taxable income. The net operating loss carryforwards will begin to expire in 2035 unless utilized. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating carryovers may be subject to an annual limitation in the event of a change of control as defined the regulations. A Section 382 analysis has not been prepared and the Company’s NOLs could be subject to limitation.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more likely than not that the future benefits of its deferred tax assets will not be realized and has therefore established a full valuation allowance.

Management will be taking on a project to file delinquent federal and state tax returns in the upcoming reporting periods and updated values will be disclosed in the following reporting periods.

On December 22, 2017, new legislation was signed into law, informally titled the Tax Cuts and Jobs Act, which included, among other things, a provision to reduce the federal corporate income tax rate to 21%.  Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets have been revalued from 34% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets of approximately $1,800,000 have been revalued to approximately $1,200,000 with a corresponding decrease to the Company’s valuation allowance. Therefore, there was no net impact on the Company’s financial statements for the year ended December 31, 2018.

NOTE 11 – SUBSEQUENT EVENTS

Increase in Authorized Shares

On April 16, 2019, our board of directors approved, and the company effectuated an amendment to Article THIRD of our Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 350,000,000 shares. The number of shares of authorized preferred stock remains unchanged at 10,000,000.

Financing

Subsequent to year end, the Company entered into convertible notes worth an aggregate of $331,668 with eleven investors. The note maturities range from six months to one year and carry interest rates ranging from 12.5% to 18%. The conversion feature embedded in the convertible note is accounted for as a derivative liability with adjustments to the fair value of the liability charged to the income statement. In connection with the convertible notes, the Company issued an aggregate of 7,625,000 warrants exercisable at $0.10 per share.

Interest Conversion

In first quarter 2019, the Company issued an aggregate of 1,419,900 shares of common stock to 10 investors for partial conversion of interest on outstanding convertible notes of $85,194 at the conversion price of $0.06 per share stated in the note agreement.

Settlement Agreement with Investor

The Company and Attia entered into a settlement agreement on April 16, 2018 that required the Company to pay cash, issue 800,000 unregistered shares of common stock and to timely file a registration statement to register the 800,000 shares. On July 7, 2020 the Company issued 2,250,000 unregistered shares of common stock, with a value of $0.03 per share based on the price per share on the date of issuance, in lieu of filing a registration statement as stated in the settlement agreement, thus satisfying the original requirement to register the shares. . As of July 7, 2020, the company has fully satisfied the 2018 settlement agreement and has no further obligation to Attia.

Departure of Chief Executive Officer

On November 26, 2019, Walter Ray Colwell tendered his resignation as Chief Executive Officer (“CEO”) of PeerLogix, Inc. (the “Company”). Mr. Colwell’s employment agreement was terminated, however Mr. Colwell retained his options. The Company’s Principal Financial Officer, William Gorfein, assumed the role of CEO upon Mr. Colwell’s departure.

Salary Conversion

In first quarter 2019, the Company issued 4,012,185 shares of common stock in exchange for the forgiveness and dismissal of $361,097 of accrued and unpaid salary and board fees owed to one of the Company’s directors. The shares had a fair value of $0.09 per share on the date of grant.

Stock option Cancellation and Issuance

On July 9, 2020, the Company cancelled 30,000,000 stock options with an original grant date of December 1, 2018 and an exercise price of $0.09 per share issued to two directors of the Company. On the same day, the Company granted to the same two directors 50,000,000 stock options with exercise price of $0.05 per share with a ten-year term. Fifty percent of the options vest immediately, twenty five percent in six months from grant date and twenty five percent in one year from grant date. The cancellation and issuance of the stock options will be treated as an option modification. The old options will be valued on the day before the cancellation and will be compared to the value of the new options with the corresponding difference recorded in the income statement.

Warrant repricing and exercise agreement

In 2019, the Company entered into a warrant repricing and exercise agreement with certain warrant holders of the Company. Pursuant to the agreement the Company offered existing warrant holders the opportunity to exercise all or a portion of their existing warrants into amended warrants with a revised exercise price of $0.06 per share. Simultaneously with execution of the warrant and repricing and exercise agreement the holders of the amended warrants agreed to exercise a portion of those warrants. As added consideration the Company issued an aggregate of 1,211,146 Series B warrants to the above warrant holders.

Paycheck Protection Program

The COVID-19 Aid, Relief and Economic Security Act (CARES Act) was signed into law on March 27, 2020 and provided for, among other things, the Payroll Protection Program (PPP). The CARES Act temporarily added the PPP Loan program to the U.S. Small Business Administration’s (SBA) 7(a) Loan Program and provides for the forgiveness of up to the full amount of qualifying loan plus accrued interest guaranteed under the program. The Company applied for and received on April 23, 2020, through a bank, $35,800 under this program. The loan provides for an annual interest rate of 1% and a term of two years from the date the proceeds were received. Payments of principal and interest are deferred for the first six months of the loan period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PeerLogix, Inc. By: /s/ William Gorfein William Gorfein Principal Executive and Financial Officer

Dated: December 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/William Gorfein	Principal Executive and Financial Officer	December 18, 2020

/s/ Kevin Richardson	Chairman of the Board	December 18, 2020
Kevin Richardson

29